Form 10-Q
period 1996-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1996-05-15
CIK 930600

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________  TO ___________


                         COMMISSION FILE NUMBER 0-26304


                         SUNSTONE HOTEL INVESTORS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MARYLAND                                              52-1891908
- -------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


115 CALLE DE INDUSTRIAS, SUITE 201, SAN CLEMENTE, CA                92672
- -----------------------------------------------------        ------------------
       (Address of Principal Executive Offices)                  (Zip Code)


                                 (714) 361-3900
- -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No
                                               ---       ---

  As of May 14, 1996, there were 6,322,000 shares of Common Stock outstanding.


================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                        MARCH 31, 1996 QUARTERLY REPORT

                               TABLE OF CONTENTS




                        PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Sunstone Hotel Investors, Inc. and Sunstone Hotels (the "Predecessor")

   Sunstone Hotel Investors, Inc. -- Consolidated Balance Sheets as of March 31, 1996
      and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

   Sunstone Hotel Investors, Inc. -- Consolidated Statement of Income for the three months
      Ended March 31, 1996 and Sunstone Hotels (Predecessor) --
      Combined Statement of Income for the three months ended March 31, 1995  . . . . . . . . . .     2

   Sunstone Hotel Investors, Inc. -- Consolidated Statement of Cash Flows for the three months ended March 31, 1996, and Sunstone Hotels (Predecessor) --
      Combined Statement of Cash Flows for three months ended March 31, 1995  . . . . . . . . . .     3

   Notes to Consolidated and Combined Financial Statements  . . . . . . . . . . . . . . . . . . .     4


Sunstone Hotel Properties, Inc. (the Lessee)

   Balance Sheet as of March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

   Statement of Operations for three months ended March 31, 1996  . . . . . . . . . . . . . . . .     7

   Statement of Cash Flow for three months ended March 31, 1996   . . . . . . . . . . . . . . . .     8

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10




                                     PART II -- OTHER INFORMATION

ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                         SUNSTONE HOTEL INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,         December 31,
                                                                1996               1995
                                                             -----------        ------------
ASSETS:

Investment in hotel properties, net                          $67,076,000        $49,926,000
Cash                                                             407,000          5,222,000
Rent receivable -- Lessee                                      2,227,000            646,000
Due from affiliates                                              128,000             21,000
Prepaid expenses and other assets, net                         1,206,000          1,421,000
                                                             -----------        -----------
                                                             $71,044,000        $57,236,000
                                                             ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                     $22,000,000        $ 8,400,000
Accounts payable and other accrued expenses                    1,690,000          1,346,000
Dividends/distributions payable                                                   1,764,000
                                                             -----------        -----------
                                                             $23,690,000        $11,510,000
                                                             -----------        -----------

Minority interest                                              8,722,000          8,231,000
                                                             -----------        -----------

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
  authorized; 6,322,000 issued and outstanding                    63,000             63,000
Preferred stock, $.01 par value, 10,000,000
  authorized, no shares issued or outstanding
Additional paid-in capital                                    37,432,000         37,432,000
Retained earnings                                              1,137,000
                                                             -----------        -----------
                                                              38,632,000         37,495,000
                                                             -----------        -----------
                                                             $71,044,000        $57,236,000
                                                             ===========        ===========





   The accompanying notes are an integral part of these financial statements.

       SUNSTONE HOTEL INVESTORS, INC. -- CONSOLIDATED STATEMENT OF INCOME

       SUNSTONE HOTELS (PREDECESSOR) -- COMBINED STATEMENT OF OPERATIONS


                                                           Sunstone Hotel
                                                             Investors, Inc.                Sunstone Hotels
                                                     For the Three Months Ended       For the Three Months Ended
                                                           March 31, 1996                  March 31, 1995
                                                     --------------------------       --------------------------
REVENUES:

  Lease revenue                                               $3,190,000
  Hotel operating revenue                                                                     $3,458,000
  Interest income                                                 19,000
  Other revenue                                                                                  497,000
                                                              ----------                      ----------
          Total Revenues                                       3,209,000                       3,955,000


EXPENSES:

  Real estate related depreciation and amortization              849,000                         273,000
  Interest expense and amortization of financing costs           324,000                         585,000
  Real estate, personal property taxes and insurance             253,000                          87,000
  Property operating costs                                                                       698,000
  General and administrative                                     153,000                         282,000
  Food and beverage                                                                              358,000
  Management fees                                                                                167,000
  Franchise costs                                                                                128,000
  Advertising and promotion                                                                      269,000
  Utilities                                                                                      170,000
  Repairs and maintenance                                                                        125,000
  Other                                                                                           (5,000)
                                                              ----------                      ----------
          Total expenses                                       1,579,000                       3,137,000
                                                              ----------                      ----------
Income before minority interest                                1,630,000                         818,000
Minority interest                                                293,000
                                                              ----------                      ----------
          NET INCOME                                          $1,337,000                      $  818,000
                                                              ==========                      ==========

NET INCOME PER SHARE                                          $     0.21

Weighted average number of shares                              6,322,000





   The accompanying notes are an integral part of these financial statements

     SUNSTONE HOTEL INVESTORS, INC. -- CONSOLIDATED STATEMENT OF CASH FLOWS

       SUNSTONE HOTELS (PREDECESSOR) -- COMBINED STATEMENT OF CASH FLOWS


                                                             Sunstone Hotel
                                                             Investors, Inc.   Sunstone Hotels
                                                             ---------------   ---------------
                                                                 For the Three Months Ended
                                                             ---------------------------------
                                                             March 31, 1996     March 31, 1995
                                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                 $  1,337,000          $ 818,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:

     Minority interest                                            293,000
     Depreciation                                                 849,000            273,000
     Amortization of financing costs                               56,000
     Increase in due to affiliates for management fees                                70,000
     Management fees waived by partner                                                15,000

     Changes in assets and liabilities:

          Receivables, net                                                          (134,000)
          Rent receivable-Lessee                               (1,581,000)
          Due from affiliates                                    (108,000)
          Prepaids and other assets, net                          158,000            (22,000)
          Accounts payable and accrued expenses                   344,000           (383,000)
          Accrued interest payable and deferred                                      (17,000)
                                                             ------------          ---------
             Net cash provided by operating
               activities                                       1,348,000            620,000
                                                             ------------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition, improvements and additions
       to hotel properties                                    (17,999,000)          (176,000)
  Decrease in restricted cash                                                         49,000
                                                             ------------          ---------
             Net cash used in investing activities            (17,999,000)          (127,000)
                                                             ------------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings on revolving line of credit                       13,600,000
  Principal payments on long-term debt                                              (463,000)
  Advances from affiliates                                                             9,000
  Payments on advances from affiliates                                              (125,000)
  Dividends paid                                               (1,454,000)
  Partnership distributions paid                                 (310,000)           (42,000)
                                                             ------------          ---------
             Net cash provided by (used in)
               financing activities                            11,836,000           (621,000)
                                                             ------------          ---------
             Net change in cash                                (4,815,000)          (128,000)
Cash, beginning of period                                       5,222,000            718,000
                                                             ------------          ---------
Cash, end of period                                          $    407,000          $ 590,000
                                                             ============          =========



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   __________


1.  ORGANIZATION AND INITIAL PUBLIC OFFERING

       Sunstone Hotel Investors, Inc. (the "Company"), a Maryland corporation, was formed on September 21, 1994, as a real estate investment trust ("REIT"). The Company completed an initial public offering (the "Offering") of 5,910,000 shares of its common stock on August 16, 1995. An additional 404,500 shares of common stock were issued by the Company on September 3, 1995 upon a partial exercise of the underwriters' over-allotment option. The offering price of all shares sold in the Offering was $9.50 per share, resulting in gross proceeds of approximately $60.0 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $53.0 million.

       The Company contributed all of the net proceeds of the Offering to Sunstone Hotel Investors, L.P. (the "Partnership") in exchange for an approximately 82.5% aggregate equity interest in the Partnership. The Company conducts all its business through and is the sole general partner of the Partnership (hereafter referred to as the "Company").

       In connection with the Offering, the Company acquired seven hotels (the "Sunstone Hotels") from seven entities controlled by officers and a director of the Company and acquired the three additional hotels (the "Acquisition Hotels" and together, the "Initial Hotels") from unrelated third parties in exchange for (i) 1,288,500 units ("Units") in the Partnership (representing the remaining 17.5% of equity interest in the Partnership) which are exchangeable for a like number of shares of the common stock of the Company and (ii) the payment of mortgage indebtedness for the Sunstone Hotels of approximately $23.5 million and other obligations relating to the Sunstone Hotels and (iii) payment of approximately $25.8 million to purchase the Acquisition Hotels.

      The Company currently owns 18 hotels (the "Hotels") and leases them to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

       For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

The Predecessor:

       The predecessor to the Company was Sunstone Hotels (the "Predecessor"), consisting of the seven entities referred to above. Due to a common ownership and management of the Predecessor, the historical combined financial statements have been accounted for as a group of entities under common control. All significant intercompany transactions and balances have been eliminated in the combined presentations. The financial statements of the Predecessor do not include the Acquisition Hotels, the Oakland, California Hampton Inn acquired in December 1995 or the Cypress Inn properties acquired in February 1996 and are, therefore, not comparable to the financial statements of the Company.

2.  NET INCOME PER SHARE AND PARTNERSHIP UNITS

       Net income per share is based on the weighted average number of common and equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 6,322,000 for the quarter ended March 31, 1996. At March 31, 1996, a total of 7,709,859 partnership units were issued and outstanding. The weighted average number of units for the same period was 7,709,859.


3.  PRO FORMA FINANCIAL INFORMATION:

       On February 2, 1996, the Company acquired six Cypress Inns in Oregon and Washington for approximately $15 million. The Company borrowed $12.6 million on its line of credit and used $2.4 million from cash on hand previously drawn on the line of credit as sources of funds used to purchase the properties.

       The pro forma financial information set forth below is presented as if the acquisition of the Hampton Inn in Oakland, California and the acquisition of the six Cypress Inns, in Oregon and Washington had occurred as of January 1, 1996.

       The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Offering and related formation transactions and the acquisition of the Oakland Hampton Inn and the six Cypress Inns had been consummated as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                 Quarter Ended
                                                 March 31, 1996
                                                 --------------
                                                   (Unaudited)
                     Lease revenues                $3,406,000
                     Net income                    $1,450,000
                     Net Income per share          $     0.23

4.  RECENTLY ISSUED ACCOUNTING STANDARDS:

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." This statement shall be effective for financial statements for fiscal years beginning after December 5, 1995. Management has elected early adoption of this statement.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" which shall be effective for financial statements for fiscal years beginning after December 15, 1995. Management intends to adopt the disclosure method and, accordingly, there will be no impact on the Company's financial position or results of operations.

                        SUNSTONE HOTEL PROPERTIES, INC.

                                 BALANCE SHEET

                                 MARCH 31, 1996



ASSETS:

   Cash                                                             $2,074,000
   Receivables, net                                                    710,000
   Inventories                                                          69,000
   Prepaid expenses and other assets                                   790,000
                                                                    ----------
                                                                    $3,643,000
                                                                    ==========

LIABILITIES AND DEFICIT:

   Rent payable - REIT                                              $2,227,000
   Accounts payable, trade                                             735,000
   Advanced deposits                                                    61,000
   Sales taxes payable                                                 222,000
   Accrued payroll                                                     220,000
   Accrued vacation                                                     89,000
   Management and accounting fees payable                              308,000
   Due to affiliates                                                   367,000
   Other accrued expenses                                              179,000
                                                                    ----------
                                                                     4,408,000

SHAREHOLDERS' DEFICIT:

Common Stock, no par value, 1,000 shares authorized
   100 shares issued and outstanding
Shareholders' deficit                                                 (765,000)
                                                                    ----------
                                                                    $3,643,000
                                                                    ==========





   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                      STATEMENT OF OPERATIONS AND DEFICIT
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1996



REVENUE:

   Room                                                     $6,786,000
   Food and beverage                                           232,000
   Other                                                       318,000
                                                            ----------
                 Total revenue                               7,336,000
                                                            ----------

EXPENSES:

   Room                                                      1,697,000
   Food and beverage                                           242,000
   Other                                                       193,000
   General and administrative                                  461,000
   Franchise costs                                             192,000
   Advertising and promotion                                   638,000
   Utilities                                                   294,000
   Repairs and maintenance                                     316,000
   Management fees                                             132,000
   Rent expense                                              3,190,000
                                                            ----------
                 Total expenses                              7,355,000
                                                            ----------
                 Net loss                                   $  (19,000)
                                                            ==========





   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1996





Cash flows from operating activities:

   Net loss                                                        $  (19,000)

   Adjustments to reconcile net loss to net cash provided by operating activities:

       Changes in assets and liabilities:
          Receivables, net                                           (244,000)
          Inventories                                                  56,000
          Prepaid expenses and other assets                          (320,000)
          Rent payable - REIT                                       1,582,000
          Accounts payable, trade                                     442,000
          Advanced deposits                                          (138,000)
          Sales taxes payable                                          (3,000)
          Accrued payroll                                             (22,000)
          Accrued vacation                                              7,000
          Accrued bonus                                              (116,000)
          Due to affiliates                                           263,000
          Other accrued expenses                                      186,000
                                                                   ----------
                 Net cash provided by operating activities          1,674,000
                                                                   ----------

Cash flows from investing activities:

   Capitalized construction costs                                    (400,000)
                                                                   ----------
       Net cash used in investing activities                         (400,000)
                                                                   ----------
   Net change in cash                                               1,274,000

Cash, beginning of period                                             800,000
                                                                   ----------
Cash, end of period                                                $2,074,000
                                                                   ==========





   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   __________


1.  ORGANIZATION:

   Sunstone Hotel Properties, Inc. (the "Company") was incorporated in Colorado in August 1995 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "REIT") on August 16, 1995. The Company leases hotel properties primarily located in the western United States and leases the properties from the REIT pursuant to long term leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following tables set forth (i) historical and pro forma financial information for the Company for the quarter ended March 31, 1996 and March 31, 1995, respectively, (ii) historical information for the Lessee for the quarter ended March 31, 1996, and (iii) historical information for the predecessor of the Company ("Sunstone Hotels") for the quarter ended March 31, 1995.

         The pro forma information is presented as if the formation transactions for the Partnership and the Offering had occurred as of January 1, 1995, and includes the results of operations from the Oakland and Cypress Inns as of the date of their acquisitions, December 1995 and February 1996, respectively. The pro forma information does not purport to represent what the Company's results of operations would actually have been if the formation transactions and Offering had, in fact, occurred on such date, or to project the Company's results of operations at any future date or for any future periods.

         The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, incorporated herein by reference.

                         SUNSTONE HOTEL INVESTORS, INC.

                            STATEMENTS OF OPERATIONS
                                 (THE COMPANY)


                                                                       For the Quarter Ended
                                                                             March 31,
                                                                       1996             1995
                                                                      Actual          Pro Forma
                                                                    -----------      -----------
REVENUE

    Lease revenue                                                   $ 3,190,000      $ 2,593,000
    Interest income                                                      19,000
                                                                    -----------      -----------
                                                                    $ 3,209,000      $ 2,593,000
                                                                    -----------      -----------

EXPENSES

    Real estate-related depreciation and amortization                   849,000          505,000
    Interest expense and amortization of financing costs                324,000
    Real estate and personal property taxes and insurance               253,000          127,000
    General and administrative                                          153,000          104,000
                                                                    -----------      -----------
                                                                      1,579,000          736,000
                                                                    -----------      -----------
    Income before minority interest                                   1,630,000        1,857,000
    Minority interest                                                   293,000          324,000
                                                                    -----------      -----------
NET INCOME                                                          $ 1,337,000      $ 1,533,000
                                                                    ===========      ===========

NET INCOME PER SHARE                                                $      0.21      $      0.24
Weighted average number of shares                                     6,322,000        6,322,000

FUNDS FROM OPERATIONS                                               $ 2,479,000      $ 2,362,000
Weighted average number of units                                      7,709,859        7,659,500

                         SELECTED FINANCIAL INFORMATION

                        (THE LESSEE AND ITS PREDECESSOR)

                                                       Sunstone                Sunstone Hotels
                                                Hotel Properties, Inc.        (The Predecessor)
                                                For The Quarter Ended        For The Quarter Ended
                                                    March 31, 1996              March 31, 1995
                                                ----------------------       ---------------------
   Hotel operating revenue                            $7,336,000                  $3,458,000
   Hotel operating expense                             4,113,000                   2,279,000
   Operating Profit                                    3,223,000                   1,179,000
   Lease rent expense                                  3,243,000
   Net income (loss)                                     (20,000)                    818,000



RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the Quarter ended March 31, 1996 to March 31, 1995 -- Actual and Pro Forma Net Income

       For those hotels not undergoing significant renovation (i.e. all except Sante Fe, New Mexico and Steamboat Springs, Colorado), same-unit-sales (1,996 rooms) revenue per available room (REVPAR) rose 6.1% from $40.01 to $42.47, fueled by an average daily rate (ADR) increase of 2.9% from $60.17 to $61.91 and an occupancy increase of 3.2%, from 66.5% to 68.6%.

      Management of the Company believes that while the 6.1% increase in REVPAR may exceed the national average, the substance of the 3.2% increase in occupancy, which is more than triple the national average, may indicate the potential capacity for long-term growth.

      The Company attributed this growth to continuing demand for mid-priced hotel rooms and the ongoing success of Sunstone's programs to acquire, refurbish, reposition and remarket hotels.

      During the first quarter, the company completed its renovation and conversion of the Best Western High Mesa Inn in Santa Fe, New Mexico to a Doubletree Hotel and the renovation of the Holiday Inn in Steamboat Springs, Colorado. REVPAR for these hotels decreased 36.7% for the quarter, when compared to the corresponding period in 1995. Both hotels are expected to have an incremental positive impact on FFO beginning in the second quarter of 1996.

      For the first quarter ended March 31, 1996, net income decreased $196,000, or by 12.8% to $1.3 million from $1.5 million, while revenues increased $616,000 or by 23.8%, to $3.2 million from $2.6 million, as compared to the first quarter of 1995.

      The decrease in net income was primarily due to increases of noncash depreciation expense of $344,000 and interest expense of $324,000.


Internal Growth

      The following tables summarize average occupancy, ADR and REVPAR on a same-unit-sales (1,996 rooms) basis for the Hotels for the quarter ended March 31, 1996.

                         SUNSTONE HOTEL INVESTORS, INC.

                            SUMMARY COMPARISON TABLE


                                                For the First Quarter
                                                   Ended March 31,
                                             ----------------------------
                                                1996             1995
                                               Actual          Pro Forma
                                             ----------       -----------
Revenue                                      $3,209,000       $2,593,000
Funds from operations (FFO)                  $2,479,000       $2,362,000
Net Income                                   $1,337,000       $1,533,000
Net income per share                         $     0.21       $     0.24

All Hotels:
Occupancy                                          63.7%           67.8%
ADR                                          $    63.51       $   60.72
REVPAR                                       $    40.46       $   41.17
REVPAR growth                                                     (1.7)%

Non-renovation Hotels:
Occupancy                                          68.6%           66.5%
ADR                                          $    61.91       $   60.17
REVPAR                                       $    42.47       $   40.01
REVPAR growth                                                       6.1%

Renovation Hotels:
Occupancy                                          35.4%           57.4%
ADR                                          $    72.41       $   70.54
REVPAR                                       $    25.63       $   40.49
REVPAR growth                                                    (36.7)%

Dividend                                     $1,773,268
FFO Payout ratio                                   71.5%
FAD Payout ratio                                   75.5%

Weighted average shares outstanding           6,322,000       6,322,000
Weighted average units outstanding            7,709,859       7,659,500

      Management believes that the increases in REVPAR for Hotels other than the Renovation Hotels resulted primarily from increases in demand due to more favorable economic conditions and demographic changes which have created increased business and leisure travel throughout the western United States, while the supply of hotel rooms in that market has not increased as rapidly.

External Growth

      During the first quarter of 1996, the Company acquired six Cypress Inns in Washington and Oregon for approximately $15 million. Additionally, pursuant to an option that had previously been granted by Messrs. Alter and Biederman, the Company acquired a building site for a 78-room Residence Inn Marriott in Highlands Ranch, Colorado and acquired in April 1996, the recently renovated 163-room Courtyard by Marriott in Riverside, California. Management believes that the results of operations from these acquisition hotels will have a positive effect on FFO. Since the Company's Offering in August 1995, the Company has acquired a total of eight new properties for $23 million representing a 62.6% growth in the number of rooms from 1,328 to a total of 2,159 rooms.

Acquisitions.

       On February 2, 1996, the Company acquired six Cypress Inn Hotels in the Portland, Oregon and Seattle, Washington metropolitan areas. The six hotels, with a total of 519 guest rooms, were purchased for $15 million from an affiliate of a major international financial institution. The purchase price represents an approximate per-room price of $28,900 and includes the acquisition of the 120-room Cypress Inn in Kent, Washington, which opened in 1987; the 70-room Cypress Inn in Everett, Washington, which opened in 1989; the 63-room Cypress Inn in Poulsbo, Washington, which opened in 1986; the 105-room Cypress Inn in South Portland (Clackamas), Oregon, which opened in 1986; the 78-room Cypress Inn on Stark Street in Portland, Oregon, which opened in 1986 with an addition in 1988; and the 83-room Cypress Inn on King Street in Portland, Oregon consisting of two buildings, a 5-story facility which opened in 1960 and a 2-story facility across the street, which opened in 1961. The Company intends to sell the Cypress Inns in Everett, Washington and on King Street, Portland, Oregon, in the second quarter of 1996.

      Pursuant to an option granted by Messrs. Alter and Biederman in connection with the Offering, the Company acquired, in April 1996, the 163-room Courtyard by Marriott in Riverside, California, in consideration for an amount equal to an 11% capitalization rate on the operating income for the twelve months ended March 31, 1996, the assumption of approximately $3.0 million in existing mortgage debt and the issuance of Units representing the net equity in the property.

Franchise Conversions

      The Company has received the approval from Holiday Inn and Promus Hotels for the issuance of franchises for each of the four Cypress Inn Hotels being retained by the Company. The Cypress Inn Hotels in East Portland and in Poulsbo, Washington have each been approved for conversion to Holiday Inn Express Hotels and the Cypress Inn Hotel in Kent, Washington, has been approved for conversion to a Holiday Inn and Suites Hotel. The Cypress Inn Hotel in Clackamas, Oregon, has been approved for conversion to a Hampton Inn. The Company has begun architectural and design work necessary for the renovation and conversion required by the franchisors. The Company currently anticipates completing the conversions by the end of the third quarter of 1996.

Renovations and Repositioning Hotels

      As previously discussed, the Company completed an estimated $2.3 million renovation and conversion of the Santa Fe property to a Doubletree Hotel in the first quarter of 1996. Additionally, the Company completed an estimated $1.6 million renovation of the Steamboat Springs Hotel and restaurant. The Company has also commenced an approximately $1 million renovation for the Hampton Inn in Oakland, California. Planned renovations for the four Cypress Inn hotels being retained by the Company will include exterior facelifting, public area redesign, room and bath revisions and redecorating of guest rooms. Management believes that the effect of these renovations and repositioning will have a positive impact on FFO.

THE LESSEE

       For a discussion of the Lessee's operations and a comparison of the quarter ended March 31, 1996, please see "Pro Forma Results of Operations" of the Company. For the first quarter of 1996, the Lessee incurred a loss of $19,000. The loss was primarily a result of the seasonality of the Company's Portfolio and due to the effects of renovation activity during the quarter. The terms of each Percentage Lease allow for annualizing the percentage rent payable to compensate for the effects of seasonality when base rents may be required during periods of low occupancy which would otherwise be offset during peak seasons.


Seasonality and Diversification

      Demand is affected by normally recurring seasonal patterns. Generally, the Company's portfolio of hotels as a whole has performed better in the first and third quarters due to the positive and negative effects of the winter season. Future acquisitions may further affect the seasonality of the Company's current portfolio.

      The Company has implemented a business strategy of franchise and geographic diversification. The following tables summarize certain information for the Company's Hotels with respect to franchise affiliations and to the distribution of hotels throughout the western United States.

      Management believes that the renovation and reflagging of the Best Western in Santa Fe, New Mexico as a full service, Doubletree Hotel and the renovation of the Holiday Inn in Steamboat Springs, Colorado, will improve the Lessee's results of operation from the first quarter in 1996.




                             FRANCHISE AFFILIATIONS
                             (As of March 31, 1996)



                           Number of    First Quarter 1996      Percentage of
 Franchise System            Rooms        Gross Revenues       Gross Revenues
 ----------------            -----      ------------------     --------------
 Courtyard by Marriott         116          $  529,000                 7.2%
 Cypress Inns                  519             974,000                13.3
 Hampton Inns                  822           4,311,000                58.8
 Holiday Inns                  329           1,260,000                17.1
 Doubletree Hotels             210             262,000                 3.6
                             -----          ----------               -----
                             1,996          $7,336,000               100.0%
                             =====          ==========               =====

                           GEOGRAPHIC DIVERSIFICATION
                             (As of March 31, 1996)

                                                    Revenues
                              Percentage      For the Quarter Ended     Percentage of
State               Rooms      Of Rooms           March 31, 1995           Revenues
- -----               -----     ----------      ---------------------     -------------
Arizona               118         5.9%               $  917,000              12.5%
California            396        19.9                 1,603,000              21.9
Colorado              675        33.8                 3,270,000              44.6
New Mexico            210        10.5                   262,000               3.6
Oregon                266        13.3                   516,000               7.0
Utah                   78         3.9                   310,000               4.2
Washington            253        12.7                   458,000               6.2
                    -----       -----                ----------             -----
Total               1,996       100.0%               $7,336,000             100.0%
                    =====       ======               ==========             =====




LIQUIDITY AND CAPITAL RESOURCES

      Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the Hotels to the Lessee will provide the necessary funds on a short and long term basis to meet its operating cash requirements. In 1996, the Company expects to pay dividends of approximately $0.23 per share on a quarterly basis. Additionally, the Company is required under the Percentage Leases to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of the room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the Hotels. The Company expects that this amount will be adequate to fund such periodic repairs, replacements and refurbishments after consideration of its renovation program.

      Cash flows from Investing and Financing Activities. The Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through a loan facility of Bank One of Arizona, N.A. and, when market conditions warrant, to issue additional equity or debt securities. As of March 31, 1996, the Company had $8 million of unused credit on the $30 million line of credit facility from Bank One (the "Facility"). The Company expects to be able to increase the Facility to $45 million in May 1996. Interest accrues on advances under the Facility at a rate equal to the three-month LIBOR plus 2.75%. Up to $3 million of the Facility may be used for working capital purposes. The Facility has an initial term of two years (currently ending October, 1997), at which time the outstanding balance at the end of that period is convertible, at the option of the Company, into a 3-year term loan. The Facility is secured by first mortgages on each of its Hotels. However, the Company has the option of owning hotels not subject to the lien securing the Facility so long as no proceeds under the Facility are used with respect to such hotel and any other lender loaning against such hotel limits its liens to only that hotel. This feature of the Facility gives the Company the ability to separately finance on a long-term basis certain of its Hotels. The Company may seek to obtain such a stand-alone mortgage facility if market conditions are appropriate in management's view. The Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. However, because Messrs. Alter and Biederman and certain affiliates would suffer adverse tax consequences if the Company's mortgage indebtedness were reduced below $8.4 million, the Company does not anticipate reducing its mortgage indebtedness below this amount.

      The Company has completed an approximately $2.3 million major renovation and conversion of the Best Western Santa Fe, New Mexico Hotel to a full service, Doubletree Hotel and a $1.6 million renovation of the Holiday Inn Steamboat Springs, Colorado Hotel and restaurant. The Company is currently engaged in a renovation of the Hampton Inn in Oakland, California for approximately $1 million and is planning a major renovation for each of the four Cypress Inns it intends to retain in Oregon and Washington for approximately $2.4 million. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased FFO for the Company. In addition, the Company is building the 78 room Residence Inn in Highlands Ranch, Colorado for approximately $5.2 million. Sources of capital for new construction, major building renovations and expansions are expected to be excess FFO and additional debt financing under the Facility.

      From the date of the Offering through March 1996, the Company has acquired over $19 million in hotel assets ($15 million in the first quarter of 1996). As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through use of the Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth.

      Funds From Operations (FFO). Management believes that FFO is one measure of financial performance of an equity REIT such as the Company. On a pro forma basis, FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the first quarter of 1996 grew by 4.2% to $2.5 million from $2.4 million. The following table shows the calculations of FFO:

                                                    Quarter Ended
                                                       March 31,
                                               --------------------------
                                                  1996           1995
                                                 Actual        Pro Forma
                                               ----------      ----------
  Income before minority interest              $1,630,000      $1,857,000
  Real estate related depreciation                849,000         505,000
                                               ----------      ----------
       Funds from operations                   $2,479,000      $2,362,000
                                               ==========      ==========

- --------------------

(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on Funds From Operations beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operating should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibit 27   Financial Data Schedule


         (b)    Reports on Form 8-K:

            A Current Report on Form 8-K (the "8-K" and, as amended, the 8KA) dated February 2, 1996, was filed in the quarter ended March 31, 1996, with disclosure under Items 2 and 7.