Form 10-Q/A
period 1996-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1996-05-21
CIK 930600

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A



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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 14, 1996.


                                   SUNSTONE HOTEL INVESTORS, INC.



                                   By:  /s/ ROBERT A. ALTER
                                        ---------------------------------------
                                        Robert A. Alter
                                        President, Chief Financial Officer,
                                        Secretary and Chairman of the Board of
                                        Directors