Form 10-Q/A
period 1996-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1996-06-26
CIK 930600

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(MARK ONE)

         /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1996

                                       OR

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                         Commission file number 0-26304

                         SUNSTONE HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                    MARYLAND                               52-1891908
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

       115 CALLE DE INDUSTRIAS SUITE 201                      92672
           SAN CLEMENTE, CALIFORNIA                         (Zip Code)
    (Address of Principal Executive Offices)

                                 (714) 361-3900
              (Registrant's telephone number, including area code)
               300 S. EL CAMINO REAL #203, SAN CLEMENTE, CA 92672
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         The number of shares of Common Stock, par value $.01 per share of Sunstone Hotel Investors, Inc. outstanding on May 14, 1996, was 6,322,000.

         The undersigned Registrant hereby amends the Form 10-Q for the quarter ended March 31, 1996 to include the exhibits attached hereto.

================================================================================

                                     PART IV

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

EXHIBIT
  NO.                                  DESCRIPTION
- --------------------------------------------------------------------------------
3.1 Amended Articles of Incorporation of the Company, as further amended by the Articles of Amendment of the Company, as filed with the State Department of Assessments and Taxation of Maryland on November 9, 1994, filed as Exhibit 3.1 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

3.2 Bylaws of the Company, as currently in effect, filed as Exhibit 3.2 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

3.3 Articles of Amendment of the Company, as filed with the State Department of Assessments and Taxation of Maryland on June 19, 1995, filed as Exhibit 3.3 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.1 Form of First Amended and Restated Agreement of Limited Partnership of the Partnership, filed as Exhibit 10.1 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.1.1 First Amendment to First Amended and Restated Agreement of Limited Partnership dated as of December 12, 1995, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K") and incorporated herein by this reference.

10.1.2 Second Amendment to First Amended and Restated Agreement of Limited Partnership dated as of December 28, 1995, filed as Exhibit 10.1.2 to the Company's 1995 10-K and incorporated herein by this reference.

10.1.3* Third Amendment to First Amended and Restated Agreement of Limited Partnership dated as of March 17, 1996.

10.2 Form of Percentage Lease, filed as Exhibit 10.2 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.2.1 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Denver S.E., Colorado, filed as Exhibit 10.2.1 to the Company's 1995 10-K and incorporated herein by this reference.

EXHIBIT
  NO.                                  DESCRIPTION
- --------------------------------------------------------------------------------
10.2.2   Lease Agreement dated as of August 16, 1995 by and between Sunstone
         Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Pueblo, Colorado, filed as Exhibit 10.2.2 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.3 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee,for the Courtyard By Marriott Hotel located in Fresno, California, filed as Exhibit 10.2.3 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.4 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee,for the Hampton Inn Hotel located in Mesa, Arizona, filed
         As Exhibit 10.2.4 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.5 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Steamboat Springs, Colorado, filed as Exhibit 10.2.5 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.6 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Craig, Colorado, filed as Exhibit 10.2.6 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.7 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Provo, Utah, filed as
         Exhibit 10.2.7 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.8 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P. as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Silverthorne, Colorado, filed as Exhibit 10.2.7 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.9 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Doubletree Hotel located in Santa Fe, New Mexico, filed as Exhibit 10.2.9 to the Company's 1995 10-K and incorporated herein by this reference.

EXHIBIT
  NO.                                  DESCRIPTION
- --------------------------------------------------------------------------------
10.2.10 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Arcadia, California, filed as Exhibit 10.2.10 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.11 Lease Agreement dated as of December 13, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Oakland, California, filed as Exhibit 10.2.11 to the Company's 1995 10-K and incorporated herein by this reference.

10.2.12** Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
          Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn hotel located in Clackamas, Oregon.

10.2.13** Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
          Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn hotel located in Kent, Washington.

10.2.14** Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
          Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn hotel located in Poulsbo, Washington.

10.2.15** Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
          Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn hotel located in Portland, Oregon.

10.3      Form of Right of First Refusal and Option to Purchase, filed as
          Exhibit 10.3 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.4 Form of Alter Employment Agreement, filed as Exhibit 10.4 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.5 Form of Biederman Employment Agreement, filed as Exhibit 10.5 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.6 Form of Indemnification Agreement to be entered into with officers and directors of the Company, filed as Exhibit 10.6 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.7 1994 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

EXHIBIT
  NO.                                  DESCRIPTION
- --------------------------------------------------------------------------------
10.8 Form of Notice of Grant of Stock Option and Form of Stock Option Agreement (and Addendum thereto) to be generally used in connection with the Discretionary Option Grant Program of the 1994 Stock
          Incentive Plan, filed as Exhibit 10.8 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.9 Form of Stock Purchase Agreement to be generally used in connection with the Discretionary Option Grant Program of the 1994 Stock Incentive Plan, filed as Exhibit 10.9 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.10 1994 Directors Plan, filed as Exhibit 10.10 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.11 Form of Notice of Grant of Automatic Stock Option, Automatic Stock Option Agreement, Stock Purchase Agreement and Automatic Direct Stock Issuance Agreement to be generally used in connection with the 1994 Directors Plan, filed as Exhibit 10.11 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.12 Agreement of Purchase and Sale between the Partnership and FBA Hotel Venture dated as of September 23, 1994, filed as Exhibit 10.12 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.13 Agreement of Purchase and Sale between the Partnership and M R C Hotel Partners, Ltd. dated as of September 23, 1994, filed as Exhibit 10.13 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.14 Agreement of Purchase and Sale between the Partnership and Arapahoe South Hotel Partnership dated as of September 23, 1994, filed as
          Exhibit 10.14 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.15 Agreement of Purchase and Sale between the Partnership and C and R Hotel Venture dated as of September 23, 1994, filed as Exhibit 10.15 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.16 Agreement of Purchase and Sale between the Partnership and Craig Hotel Partners Limited Liability Co. dated as of September 23, 1994, filed as Exhibit 10.16 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.17 Agreement of Purchase and Sale between the Partnership and Provo Hotel Partners Limited Liability Co. dated as of September 23, 1994, filed as Exhibit 10.17 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

EXHIBIT
  NO.                                  DESCRIPTION
- --------------------------------------------------------------------------------
10.18 Agreement of Purchase and Sale between the Partnership and Steamboat Hotel Partners, Ltd. dated as of September 23, 1994, filed as Exhibit
          10.18 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.19 Hotel Sale Agreement between the Management Company and Western Hospitality Group, LLC dated as of June 14, 1995, filed as Exhibit
          10.19 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.20 Real Property Purchase and Sale Agreement and Joint Escrow Instructions between the Management Company and Hampton Inns, Inc., dated as of June 19, 1995, filed as Exhibit 10.20 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.21 Hotel Sale Agreement between the Management Company and Sunworld Properties dated as of June 19, 1995, filed as Exhibit 10.21 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.22 First Amendment to Agreement of Purchase and Sale between the Partnership and FBA Hotel Venture dated as of June 19, 1995, filed as
          Exhibit 10.22 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.23 First Amendment to Agreement of Purchase and Sale between the Partnership and M R C Hotel Partners, Ltd. dated as of June 19, 1995, filed as Exhibit 10.23 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.24 First Amendment to Agreement of Purchase and Sale between the Partnership and Arapahoe South Hotel Partnership dated as of June 19, 1995, filed as Exhibit 10.24 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.25 First Amendment to Agreement of Purchase and Sale between the Partnership and C and R Hotel Venture dated as of June 19, 1995, filed as Exhibit 10.25 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.26 First Amendment to Agreement of Purchase and Sale between the Partnership and Craig Hotel Partners Limited Liability Co. dated as of June 19, 1995, filed as Exhibit 10.26 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.27 First Amendment to Agreement of Purchase and Sale between the Partnership and Provo Hotel Partners Limited Liability Co. dated as of June 19, 1995, filed as Exhibit 10.27 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

EXHIBIT
  NO.                                  DESCRIPTION
- --------------------------------------------------------------------------------

10.28 First Amendment to Agreement of Purchase and Sale between the Partnership and Steamboat Hotel Partners, Ltd. dated as of June 19, 1995, filed as Exhibit 10.28 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.29 Form of Agreement Respecting Lessee Unit Purchase between the Company, the Partnership, the Lessee, Robert A. Alter and Charles Biederman, filed as Exhibit 10.29 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.30 Form of Third Party Pledge Agreement among the Partnership, Robert A. Alter and Charles Biederman, filed as Exhibit 10.30 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.30.1 Amendment Number One to Third Party Pledge Agreement effective as of December 13, 1995, filed as Exhibit 10.34 to the Company's 1995 10-K and incorporated herein by this reference.

10.31 First Amendment to Hotel Sale Agreement between the Management Company and Sunworld Properties, filed as Exhibit 10.31 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.32 First Amendment to Hotel Sale Agreement between the Management Company and Western Hospitality Group, LLC, filed as Exhibit 10.32 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.33 Commitment Letter for Revolving Line of Credit issued by Bank One, Arizona, NA in favor of the Company dated as of July 20, 1995, filed as Exhibit 10.33 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

10.34 Hampton Inn Oakland Contribution Agreement dated as of December 13, 1995, filed as Exhibit 10.35 to the Company's 1995 10-K and incorporated herein by this reference.

10.35 Loan Agreement by and between the Company and Bank One, Arizona, N.A. dated as of October 25, 1995, filed as Exhibit 10.38 to the Company's 1995 10-K and incorporated herein by this reference.

10.36* Purchase and Sale Agreement and Joint Escrow Instructions dated December 20, 1995 between the Partnership and HL Project I Limited Liability Company, a Delaware limited liability company.

- ----------
*         Filed herewith; All other exhibits previously filed.
** Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed under this Exhibit.

         (b)      Reports on Form 8-K:

                  A Current Report on Form 8-K (the "8-K") dated February 2, 1996, was filed in the quarter ended March 31, 1996, with disclosure under Item 2.

                  A Current Report on Form 8-KA (the "8-KA") dated February 2, 1996 was filed in the quarter ended March 31, 1996, with disclosures under Item
7. The 8-KA contained the financial statements omitted from the 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on June 24, 1996.


                                         SUNSTONE HOTEL INVESTORS, INC.


                                         By: /s/ Robert A. Alter
                                            ------------------------------------
                                            Robert A. Alter
                                            President, Chief Financial Officer,
                                            Secretary and Chairman of the Board
                                            of Directors