Form 10-Q
period 1996-06-30
SUNSTONE HOTEL INVESTORS INC
filed 1996-08-14
CIK 930600

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                                ---------------

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _____________  TO ______________


                         COMMISSION FILE NUMBER 0-26304



                         SUNSTONE HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                                ---------------

          MARYLAND                                             52-1891908
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

115 CALLE DE INDUSTRIAS, SUITE 201, SAN CLEMENTE, CA             92672
(Address of Principal Executive Offices)                      (Zip Code)

                                 (714) 361-3900
              (Registrant's Telephone Number, Including Area Code)
- --------------------------------------------------------------------------------

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

As of August 14, 1996, there were 10,323,500 shares of Common Stock outstanding.


================================================================================

                        SUNSTONE HOTEL INVESTORS, INC.

                        JUNE 30, 1996 QUARTERLY REPORT


                              TABLE OF CONTENTS


                                   PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   Introduction to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Sunstone Hotel Investors, Inc.

   Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  . . . . . . . . . . . . .    4

   Consolidated Statements of Income for the Three Months and Six Months
      Ended June 30, 1996 and June 30, 1995  . . .. . . . . . . . . . . . . . . . . . . . . . . . .    5

   Consolidated Statement of Cash Flows for the Six Months Ended
      June 30, 1996,  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    7


Sunstone Hotel Properties, Inc. (the Lessee)

   Balance Sheet as of June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

   Statement of Operations for the Three Months and Six Months ended June 30, 1996  . . . . . . . .   10

   Statement of Cash Flows for the Six Months ended June 30, 1996 . . . . . . . . . . . . . . . . .   11

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . .   13


                                   PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . .   18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                         SUNSTONE HOTEL INVESTORS, INC.

                    INTRODUCTION TO THE FINANCIAL STATEMENTS


ITEM 1 - FINANCIAL STATEMENTS

           The consolidated financial statements included herein have been prepared by Sunstone Hotel Investors, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Disclosures normally included in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the period August 16 (inception) to December 31, 1995.

           The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         SUNSTONE HOTEL INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                               June 30,         December 31,
                                                                 1996              1995
                                                             -----------        -----------
ASSETS:
Investment in hotel properties, net                          $80,524,000        $49,926,000
Mortgage notes receivable                                      2,850,000
Cash                                                             317,000          5,222,000
Rent receivable -- Lessee                                      1,960,000            646,000
Due from affiliates                                              379,000             21,000
Prepaid expenses and other assets, net                           814,000          1,421,000
                                                             -----------        -----------

                                                             $86,844,000        $57,236,000
                                                             ===========        ===========



LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                                     $35,956,000        $ 8,400,000
Mortgage notes payable                                         3,018,000
Accounts payable and other accrued expenses                      481,000          1,346,000
Dividends/distributions payable                                                   1,764,000
                                                             -----------        -----------
                                                              39,455,000         11,510,000
                                                             -----------        -----------

Minority interest                                              8,728,000          8,231,000
                                                             -----------        -----------

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
  authorized; 6,322,000 issued and outstanding                    63,000             63,000
Preferred stock, $.01 par value, 10,000,000
  authorized, no shares issued or outstanding
Additional paid-in capital                                    37,432,000         37,432,000
Retained earnings                                              1,166,000
                                                             -----------        -----------
                                                              38,661,000         37,495,000
                                                             -----------        -----------

                                                             $86,844,000        $57,236,000
                                                             ===========        ===========





   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME




                                          Three Months Ended                    Six Months Ended
                                               June 30,                             June 30,
                                         1996            1995                1996             1995
                                        Actual         Pro Forma            Actual          Pro Forma
                                     ----------       ----------          -----------       ----------
REVENUES:
  Lease revenue                      $2,965,000       $2,113,000           $6,155,000       $4,706,000
  Interest income                        41,000                                60,000
                                     ----------       ----------           ----------       ----------
          Total Revenues              3,006,000        2,113,000            6,215,000        4,706,000

EXPENSES:
  Real estate related depreciation      997,000          671,000            1,846,000        1,176,000
    and amortization
  Interest expense and amortization     487,000                               811,000
    of financing costs
  Real estate, personal property        313,000          255,000              566,000          382,000
    taxes and insurance

  General and administrative            128,000          104,000              281,000          208,000
                                     ----------       ----------           ----------       ----------
          Total expenses              1,925,000        1,030,000            3,504,000        1,766,000
                                     ----------       ----------           ----------       ----------

Income before minority interest       1,081,000        1,083,000            2,711,000        2,940,000
Minority interest                       204,000          214,000              497,000          519,000
                                     ----------       ----------           ----------       ----------
          NET INCOME                $   877,000       $  869,000           $2,214,000       $2,421,000
                                    ===========       ==========           ==========       ==========

NET INCOME PER SHARE                      $0.14            $0.14                $0.35            $0.38

Weighted average number of shares     6,322,000        6,322,000            6,322,000        6,322,000


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  2,214,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Minority interest                                          497,000
     Depreciation                                             1,846,000
     Amortization of financing costs                            114,000
     Changes in assets and liabilities:
          Rent receivable-Lessee                             (1,314,000)
          Due from affiliates                                  (359,000)
          Prepaids and other assets, net                        493,000
          Accounts payable and accrued expenses                (866,000)
                                                           ------------

             Net cash used in operating activities            2,625,000
                                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, improvements and additions
    to hotel properties                                     (36,393,000)
  Mortgage notes receivable                                  (2,850,000)
  Sale and disposition of hotel properties                    3,950,000
                                                           ------------

             Net cash used in investing activities          (35,293,000)
                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving line of credit                     28,656,000
  Payments on revolving line of credit                       (1,100,000)
  Borrowings on mortgage notes payable                        3,018,000
  Dividends paid                                             (2,908,000)
  Partnership distributions paid                               (629,000)
  Issuance of partnership units                                 816,000
  Stock redemption                                              (90,000)
                                                           ------------
          Net cash provided by
            financing activities                             27,763,000
                                                           ------------
             Net change in cash                              (4,905,000)

Cash, beginning of period                                     5,222,000
                                                           ------------

Cash, end of period                                        $    317,000
                                                           ============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                --------------


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

       The Company owns as of June 30, 1996, 18 hotels (the "Hotels") and leases them to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

       For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

2.  NET INCOME PER SHARE AND PARTNERSHIP UNITS

       Net income per share is based on the weighted average number of common and equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share were 6,322,000 for the three months ended June 30, 1996 and 1995. At June 30, 1996, a total of 7,780,800 partnership units were issued and outstanding. The weighted average number of units outstanding for the three months ended June 30, 1996 were 7,780,800.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS:

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." This statement shall be effective for financial statements for fiscal years beginning after December 1, 1995. Management has elected early adoption of this statement.

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

4.  SUBSEQUENT EVENTS AND SIGNIFICANT ACQUISITIONS

       On August 13, 1996, the Company issued 4,000,000 shares of its common stock at a price of $10.00 per share. The net proceeds of $36.8 million were used as follows: (i) approximately $20.8 million to repay outstanding borrowings under the line of credit, $8.2 million of which was borrowed to acquire the 188-room Holiday Inn in Renton, Washington on June 28, 1996; and (ii) approximately $16.0 million to purchase the 155-room Comfort Suites in South
San Francisco, California and a 151-room nationally franchised hotel in Price, Utah. The Company has granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock solely to cover over-allotments, if any.

       On April 1, 1996, the Company acquired the Courtyard by Marriott in Riverside, California for a purchase price of $4.0 million from an affiliate of the Company in exchange for the assumption of $3.2 million of mortgage debt and 80,000 partnership units.

                        SUNSTONE HOTEL PROPERTIES, INC.

                                 BALANCE SHEET

                                 JUNE 30, 1996



ASSETS:

   Cash                                                    $1,063,000
   Receivables, net                                           828,000
   Inventories                                                 62,000
   Prepaid expenses and other assets                        1,443,000
                                                           ----------
                                                           $3,396,000
                                                           ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT:

   Rent payable - REIT                                     $1,960,000
   Accounts payable, trade                                    767,000
   Advanced deposits                                           59,000
   Sales taxes payable                                        230,000
   Accrued payroll                                             19,000
   Accrued vacation                                           100,000
   Management and accounting fees payable                     231,000
   Other accrued expenses                                     797,000
                                                           ----------
                                                            4,163,000
                                                           ----------

Shareholders' Deficit:

Common stock, no par value, 1,000 shares authorized
   100 shares issued and outstanding
Shareholders' deficit                                        (767,000)
                                                           ----------
                                                           $3,396,000
                                                           ==========



   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF OPERATIONS



                                           Three Months Ended    Six Months Ended
                                             June 30, 1996         June 30, 1996
                                           ------------------    ----------------
REVENUES:

   Room                                       $6,970,000           $13,756,000
   Food and beverage                             426,000               658,000
   Other                                         398,000               716,000
                                              ----------           -----------

                 Total revenues                7,794,000            15,130,000
                                              ----------           -----------


EXPENSES:

   Room                                        1,753,000             3,450,000
   Food and beverage                             436,000               678,000
   Other                                         146,000               339,000
   General and administrative                    606,000             1,067,000
   Franchise costs                               264,000               456,000
   Advertising and promotion                     762,000             1,400,000
   Utilities                                     344,000               638,000
   Repairs and maintenance                       380,000               696,000
   Management fees                               141,000               273,000
   Rent expense - REIT                         2,965,000             6,155,000
                                              ----------           -----------

                 Total expenses                7,797,000            15,152,000
                                              ----------           -----------

                 Net loss                     $   (3,000)          $   (22,000)
                                              ==========           ===========



   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1996





Cash flows from operating activities:
   Net loss                                                          $  (22,000)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Changes in assets and liabilities:
          Receivables, net                                             (362,000)
          Inventories                                                    63,000
          Prepaid expenses and other assets                            (510,000)
          Rent payable - REIT                                         1,315,000
          Accounts payable, trade                                       473,000
          Advanced deposits                                            (140,000)
          Sales taxes payable                                             5,000
          Accrued payroll                                              (223,000)
          Accrued vacation                                               18,000
          Due to affiliates                                            (104,000)
          Other accrued expenses                                        613,000
                                                                     ----------

                 Cash provided by operating activities                1,126,000
                                                                     ----------

Cash flows from investing activities:
   Capitalized construction costs                                      (863,000)
                                                                     ----------

                 Cash used in investing activities                     (863,000)
                                                                     ----------

   Net change in cash                                                   263,000

Cash, beginning of period                                               800,000
                                                                     ----------

Cash, end of period                                                  $1,063,000
                                                                     ==========




   The accompanying notes are an integral part of these financial statements.

                       SUNSTONE HOTEL PROPERTIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


                              -----------------

1.  ORGANIZATION:

    Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in August 1995 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "REIT") on August 16, 1995. The Lessee leases hotel properties primarily located in the western United States from the REIT pursuant to long term leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company completed a $60 million initial public offering ("IPO") on August 16, 1995 and contributed all of the net proceeds of the IPO to the Partnership in exchange for an approximately 82.5% aggregate equity interest in the Partnership. The Company used the proceeds of the IPO to fund the purchase of three of its hotels and repay indebtedness incurred in connection with the acquisition of the Sunstone Initial Hotels. From the proceeds of the secondary offering on August 13, 1996, the Company contributed an additional $36.8 million of net proceeds to the Partnership and owns an approximately 87.6% interest in the Partnership. The Company owns as of August 13, 1996, 20 hotels with an aggregate of 2,612 rooms in seven states, including Arizona (1 hotel), California (5), Colorado (6), New Mexico (1), Utah (2), Oregon (2), and Washington (3), and has doubled the number of hotels in its portfolio in the 12 months since the IPO, and increased the number of rooms by 96.7% from 1,328 to 2,612 rooms.

        Since the IPO, the Company has implemented its growth strategy by
(i) acquiring underperforming hotels and redeveloping and repositioning certain of such hotels into nationally franchised mid-price and upscale hotels and (ii) enhancing the operating performance of its hotels through selective renovation and improved management and marketing. Additionally, the Company has significantly increased its franchise and geographic diversification within the western United States and expanded its ability to finance future growth, through increased borrowing capacity on its line of credit.

        The Company has implemented its external growth strategy by
(i) acquiring eight hotels for purchase prices aggregating $43.5 million and
(ii) acquiring and substantially completing the construction of a Residence Inn for approximately $5.0 million, which is expected to be opened during the third quarter of 1996 increasing the number of rooms in its portfolio by 96.7% since the IPO and (iii) entering into a letter of intent to acquire a 166-room full-service convention hotel for $8.4 million upon completion of construction by an unaffiliated developer, which is expected to occur in 1997.

        The Company has implemented its internal growth strategy by
(i) completing an aggregate of $4.4 million in redevelopment to two of its hotels; (ii) completing $1.2 million in renovations to two other of its hotels;
(iii) commencing redevelopment budgeted at $5.5 million to four of its hotels; and (iv) increasing REVPAR for the seven hotels that were owned by the Company or its predecessor for the entire quarter of 1995 and 1996 and were not undergoing redevelopment or significant renovation by 5.5%, from $39.82 to $42.03. Management believes that the increases in REVPAR for hotels, other than the renovated hotels in Santa Fe, New Mexico and Steamboat Springs, Colorado, resulted primarily from the success of the Company's renovation and redevelopment program, from improvements in management and marketing and from increases in demand for mid-price and upscale hotel rooms throughout the United States.

        Additionally, the Company has increased availability under the Line of Credit from $30 million to $50 million, reduced its borrowing rate from LIBOR plus 2.75% to LIBOR plus 1.90%, with additional reductions to LIBOR plus 1.75% upon meeting certain other financial conditions, and has applied for a $9.9 million 10-year fixed-rate term loan which will be secured by two of its hotels.

Internal Growth

               The following tables summarize average occupancy, ADR and REVPAR on a same-unit-sales (1,996 rooms) basis for the hotels.


                         SELECTED FINANCIAL INFORMATION


                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                           June 30,
                                            1996               1995               1996              1995
                                           Actual            Pro Forma           Actual           Pro Forma
                                         ----------          ---------         ----------         ---------
ALL HOTELS:
Occupancy                                      62.3%              64.0%              63.2%             66.1%
ADR                                          $59.09             $56.06             $61.43            $58.86
REVPAR                                       $36.81             $35.86             $38.80            $38.89
REVPAR Growth                                   2.7%                                 (0.2)%

NON-RENOVATION HOTELS:
Occupancy                                      67.4%              66.4%              68.7%             68.7%
ADR                                          $59.28             $55.47             $61.62            $58.19
REVPAR                                       $39.96             $36.83             $42.34            $39.99
REVPAR Growth                                   8.5%                                  5.9%

RENOVATION HOTELS:
Occupancy                                      53.6%              59.8%              49.7%             59.6%
ADR                                          $58.67             $57.19             $60.81             $60.75
REVPAR                                       $31.43             $34.20             $30.21             $36.19
REVPAR Growth                                  (8.1)%                               (16.5)%

Dividends                                $1,789,584                            $3,562,852
FFO Payout Ratio                               81.7%                                 76.3%
FAD Payout Ratio                               87.2%                                 81.2%

RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the three months ended June 30, 1996 to June 30, 1995 -- Actual and Pro Forma Net Income

      REVPAR for the eight hotels that were owned by the Company or its predecessor for the entire second quarter of 1995 and 1996 increased 8.0%, from $38.83 to $41.92, during such periods. With respect to the ten hotels not undergoing redevelopment or renovation (i.e., all hotels except the Doubletree-Santa Fe, New Mexico hotel, the Hampton Inn-Oakland, California hotel, and the four Cypress Inn hotels located in Washington and Oregon), REVPAR rose 8.5% from the second quarter of 1996, as compared to the corresponding period in 1995, from $36.83 to $39.96. At the beginning of the second quarter of 1996, the Company completed its renovation of the Holiday Inn-Steamboat Springs, Colorado hotel. In addition, redevelopment work is expected to be completed early in the third quarter of 1996 at the four Cypress Inn hotels, which are undergoing significant interior and exterior renovations and are being rebranded under national franchises, including Hampton Inn, Holiday Inn Hotel & Suites and Holiday Inn Express. REVPAR for the six hotels undergoing redevelopment or renovation (not including the Residence Inn-Highlands Ranch, Colorado hotel which was under construction) decreased 8.1% from $34.20 to $31.43, for the second quarter of 1996 as compared to the corresponding period in 1995. However, such renovations are expected to generate increased revenue at these hotels beginning in the fourth quarter of 1996.

      Comparing actual results for the second quarter of 1996 to pro forma results for the second quarter of 1995, net income increased 1.0%, from $869,000 to $877,000, and net income per share was unchanged at $0.14, for the second quarter of 1996 as compared to the corresponding period in 1995 despite the fact that six hotels were undergoing redevelopment or renovation during the second quarter of 1996. Actual results for 1996 include the results of the ten hotels acquired by the Company in connection with its IPO in August 1995, plus the hotels subsequently acquired (other than the Holiday

Inn-Renton, Washington hotel acquired on June 28, 1996 and the Residence Inn-Highlands Ranch, Colorado hotel which is under construction). Pro forma results for 1995 include the results of the ten hotels acquired by the Company in connection with the IPO.

THE LESSEE

      For a discussion of the Lessee's operations and a comparison of the quarter ended June 30, 1996, see "Results of Operations of the Company." For the second quarter of 1996, the Lessee incurred a loss of $3,000. The loss was primarily a result of the seasonality of certain hotels in the Company's portfolio combined with the effects of renovation activity during the quarter.

Seasonality and Diversification

      Demand is affected by normally recurring seasonal patterns. Historically, the Company's portfolio of hotels as a whole has performed better in the first and third quarters due to the positive and negative effects of the winter season. Future acquisitions may further affect the seasonality of the Company's current portfolio.

      The Company has implemented a business strategy of franchise and geographic diversification. The following tables summarize certain information for the Company's hotels with respect to franchise affiliations and distribution of hotels throughout the western United States for the six months ended June 30, 1996.

                             FRANCHISE AFFILIATIONS
                             (As of June 30, 1996)


                                           Number of                                         Percentage of
 Franchise System                            Rooms                Gross Revenues            Gross Revenues
 ----------------                          ---------              --------------            --------------
 Courtyard by Marriott                         279                 $ 1,629,000                    7.2%
 Cypress Inns                                  384                   2,237,000                   13.3
 Hampton Inns                                  825                   7,748,000                   58.8
 Holiday Inns                                  517                   2,535,000                   17.1
 Residence Inns                                 78                      N/A                       N/A
 Doubletree Hotels                             213                     981,000                    3.6
                                             -----                 -----------                  -----
                                             2,296                 $15,130,000                  100.0%
                                             =====                 ============                 =====


                           GEOGRAPHIC DIVERSIFICATION
                             (As of June 30, 1996)

                                                  Percentage                                    Percentage of
State                         Rooms                of Rooms               Gross Revenues           Revenues
- -----                         -----               ----------              --------------        -------------
Arizona                         118                  5.1%                   $ 1,416,000               9.4%
California                      562                 24.5                      3,785,000              25.0
Colorado                        753                 32.8                      6,040,000              39.9
New Mexico                      213                  9.3                        982,000               6.5
Oregon                          199                  8.7                      1,105,000               7.3
Utah                             78                  3.4                        670,000               4.4
Washington                      373                 16.2                      1,132,000               7.5
                              -----                -----                    -----------             -----
Total                         2,296                100.0%                   $15,130,000             100.0%
                              =====                =====                    ===========             =====

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short and long term basis to meet its operating cash requirements. The Company is required under the Percentage Leases to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of the room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this reserve will be adequate to fund such periodic repairs, replacements and refurbishments. Since inception, the Company has paid dividends and distributions totaling $4.4 million representing $0.23 per share on a quarterly basis.

      Cash flows from Investing and Financing Activities. Additionally, the Company intends to finance the acquisition of additional hotels, hotel renovations and non-recurring capital improvements principally through the Line of Credit with Bank One of Arizona, N.A. and, when market conditions warrant, to issue additional equity or debt securities. As of August 13, 1996, the Company had $30 million available on its $50.0 million Line of Credit.
Interest accrues on advances under the Line of Credit at a rate equal to LIBOR plus 1.90%, and reduced to LIBOR plus 1.75% if the Company satisfies certain financial requirements. The Line of Credit provides for a $5 million working capital subfacility and a $5 million construction subfacility. The Company has the option each year to extend the two-year revolving term period by an additional year upon the payment of a 0.375% extension fee and certain other conditions. Upon termination of the revolving term period, the Company may under certain conditions, including payment of a 1% fee, convert the outstanding balance into a three-year term loan. The Line of Credit is guaranteed by Mr. Alter, Mr. Biederman and certain other individuals and is secured by first mortgages on 15 of its hotels and may be secured by additional hotels acquired by the Company in the future. However, the Company has the option of owning hotels not subject to the lien securing the Line of Credit so long as no proceeds under the Line of Credit are used with respect to such hotels and any other lender loaning against such hotels limit its liens to only those hotels. This feature of the Line of Credit gives the Company the ability to separately finance on a long-term basis certain of its hotels. The Company has applied for a $9.9 million, 10-year fixed rate loan to be secured by the Hampton Inns in Denver, Colorado, and Mesa, Arizona. The Line of Credit may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. However, because Messrs. Alter and Biederman and certain affiliates would suffer adverse tax consequences if the Company's mortgage indebtedness were reduced below $8.4 million, the Company does not anticipate reducing its mortgage indebtedness below this amount.

      The Company continues to pursue its strategy of redeveloping, renovating and repositioning underperforming hotels. As of June 30, 1996, redevelopment and renovation work was substantially completed at three hotels for $5.1 million. The Company expects that redevelopment of additional hotels will be completed by the second quarter of 1997 for an additional $9.0 million. The redevelopment and renovation program is expected to be funded entirely by excess operating cash flows and borrowings under the Line of Credit.

      Since the IPO, the Company has expended over $44.0 million in acquiring hotel assets. As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Line of Credit or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth.

      Inflation. Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessee's ability to raise room rates in the face of inflation.

      Funds From Operations (FFO). Management believes that FFO is one measure of financial performance of an equity REIT such as the Company. On a pro forma basis, FFO (as defined by the National Association of Real Estate Investment Trusts) (1) for the second quarter of 1996 grew by 18.5% as indicated in the following table:

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                                  1996            1995                  1996         1995
                                                 Actual         Pro Forma              Actual      Pro Forma
                                               ----------       ---------            ----------   ----------
  Income before minority interest              $1,081,000       1,083,000            $2,711,000    2,940,000
  Real estate related depreciation                997,000         671,000             1,846,000    1,176,000
                                               ----------      ----------            ----------  -----------
       Funds from operations                   $2,078,000      $1,754,000            $4,557,000   $4,116,000
                                               ==========      ==========            ==========   ==========

  Weighted average number of units              7,780,800       7,659,500             7,745,330    7,659,500


- -------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 17, 1996, at the Company's 1996 Annual Meeting of Stockholders, the following matters were submitted and voted on by securityholders and were adopted.

         A. The ratification of Coopers & Lybrand, LLP, as independent auditors of the Company for the fiscal year ending December 31, 1996.

         The results of the vote are as follows:

                FOR             AGAINST              ABSTAINED
             ---------          -------              ---------
             5,253,117          21,500                 5,456

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
   NUMBER                                   DESCRIPTION                                    PAGE
- ------------   ----------------------------------------------------------------------  ------------
 3.1           Amended Articles of Incorporation of the Company, as further amended by the Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on November 9,
               1994, filed as Exhibit 3.1 to the Company's Registration Statement No.
               33-84346 and incorporated herein by this reference....................
 3.2           Bylaws of the Company, as currently in effect, filed as Exhibit 3.2 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference..............................................
 3.3           Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on June 19, 1995,
               filed as Exhibit 3.3 to the Company's Registration Statement No.
               33-84346 and incorporated herein by this reference....................
10.1           Form of First Amended and Restated Agreement of Limited Partnership of
               the Partnership, filed as Exhibit 10.1 to the Company's Registration
               Statement No. 33-84346 and incorporated herein by this reference......
10.1.1         First Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of December 12, 1995, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995 (the "1995 10-K") and incorporated herein by this reference.............................................................
10.1.2         Second Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of December 28, 1995, filed as Exhibit 10.1.2 to the Company's 1995 10-K and incorporated herein by this reference.....
10.1.3         Third Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of March 17, 1996, filed as Exhibit 10.1.3 to the
               Company's amended Quarterly Report on Form 10-Q/A for the period ending March 31, 1996 (the "First Quarter 1996 10-Q/A") and incorporated herein by this reference.................................
10.1.4         Fourth Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of March 28, 1996, filed as Exhibit 10.1.4 to the Company's Registration Statement No. 333-07685 and incorporated herein by this reference..............................................
10.1.5         Fifth Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of July 31, 1996, filed as Exhibit 10.1.5 to the
               Company's Registration Statement No. 333-07685 and incorporated herein by this reference.....................................................
10.2           Form of Percentage Lease, filed as Exhibit 10.2 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.2.1         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Denver S.E., Colorado, filed as Exhibit 10.2.1 to the Company's 1995 10-K and incorporated herein by this reference..............................................
10.2.2         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Pueblo, Colorado, filed as Exhibit 10.2.2 to the Company's 1995 10-K and incorporated herein by this reference..............................................
10.2.3         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Courtyard By Marriott Hotel located in Fresno,
               California, filed as Exhibit 10.2.3 to the Company's 1995 10-K and incorporated herein by this reference.................................
10.2.4         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Mesa, Arizona, filed as Exhibit 10.2.4 to the Company's 1995 10-K and incorporated herein by this reference.....................................................

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
   NUMBER                                   DESCRIPTION                                    PAGE
- ------------   ----------------------------------------------------------------------  ------------
10.2.5         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Steamboat Springs,
               Colorado, filed as Exhibit 10.2.5 to the Company's 1995 10-K and incorporated herein by this reference.................................
10.2.6         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Craig, Colorado, filed as Exhibit 10.2.6 to the Company's 1995 10-K and incorporated herein by this reference.....................................................
10.2.7         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Provo, Utah, filed as
               Exhibit 10.2.7 to the Company's 1995 10-K and incorporated herein by this reference........................................................
10.2.8         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P. as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Silverthorne,
               Colorado, filed as Exhibit 10.2.7 to the Company's 1995 10-K and incorporated herein by this reference.................................
10.2.9         Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Doubletree Hotel located in Santa Fe, New Mexico, filed as Exhibit 10.2.9 to the Company's 1995 10-K and incorporated herein by this reference..............................................
10.2.10        Lease Agreement dated as of August 16, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Arcadia, California, filed as Exhibit 10.2.10 to the Company's 1995 10-K and incorporated herein by this reference..............................................
10.2.11        Lease Agreement dated as of December 13, 1995 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in Oakland, California, filed as Exhibit 10.2.11 to the Company's 1995 10-K and incorporated herein by this reference..............................................
10.2.12        Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn Hotel located in Clackamas, Oregon, filed as Exhibit 10.2.12 to the Company's First Quarter 1996 10-Q/A and
               incorporated herein by this reference.................................
10.2.13        Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn Hotel located in Kent, Washington, filed as Exhibit 10.2.13 to the Company's First Quarter 1996 10-Q/A and
               incorporated herein by this reference.................................
10.2.14        Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn Hotel located in Poulsbo, Washington, filed as Exhibit 10.2.14 to the Company's First Quarter 1996 10-Q/A
               and incorporated herein by this reference.............................
10.2.15        Lease Agreement dated February 2, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Cypress Inn Hotel located in Portland, Oregon, filed as Exhibit 10.2.15 to the Company's First Quarter 1996 10-Q/A and
               incorporated herein by this reference.................................
10.2.16        Lease Agreement dated March 28, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Courtyard By Marriott Hotel located in Riverside,
               California, filed as Exhibit 10.2.16 to the Company's Registration
               Statement No. 333-07685 and incorporated herein by this reference.....

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
   NUMBER                                   DESCRIPTION                                    PAGE
- ------------   ----------------------------------------------------------------------  ------------
10.2.17        Lease Agreement dated June 28, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Renton, Washington, filed as Exhibit 10.2.17 to the Company's Registration Statement
               No. 333-07685 and incorporated herein by this reference...............
10.3           Form of Right of First Refusal and Option to Purchase, filed as
               Exhibit 10.3 to the Company's Registration Statement No. 33-84346 and
               incorporated herein by this reference.................................
10.4           Form of Alter Employment Agreement, filed as Exhibit 10.4 to the
               Company's Registration Statement No. 33-84346 and incorporated herein by this reference.....................................................
10.5           Form of Biederman Employment Agreement, filed as Exhibit 10.5 to the
               Company's Registration Statement No. 33-84346 and incorporated herein by this reference.....................................................
10.6           Form of Indemnification Agreement to be entered into with officers and directors of the Company, filed as Exhibit 10.6 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.7           1994 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.8           Form of Notice of Grant of Stock Option and Form of Stock Option
               Agreement (and Addendum thereto) to be generally used in connection with the Discretionary Option Grant Program of the 1994 Stock
               Incentive Plan, filed as Exhibit 10.8 to the Company's Registration
               Statement No. 33-84346 and incorporated herein by this reference......
10.9           Form of Stock Purchase Agreement to be generally used in connection with the Discretionary Option Grant Program of the 1994 Stock
               Incentive Plan, filed as Exhibit 10.9 to the Company's Registration
               Statement No. 33-84346 and incorporated herein by this reference......
10.10          1994 Directors Plan, filed as Exhibit 10.10 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.11          Form of Notice of Grant of Automatic Stock Option, Automatic Stock
               Option Agreement, Stock Purchase Agreement and Automatic Direct Stock
               Issuance Agreement to be generally used in connection with the 1994
               Directors Plan, filed as Exhibit 10.11 to the Company's Registration
               Statement No. 33-84346 and incorporated herein by this reference......
10.12          Agreement of Purchase and Sale between the Partnership and FBA Hotel
               Venture dated as of September 23, 1994, filed as Exhibit 10.12 to the
               Company's Registration Statement No. 33-84346 and incorporated herein by this reference.....................................................
10.13          Agreement of Purchase and Sale between the Partnership and M R C Hotel
               Partners, Ltd. dated as of September 23, 1994, filed as Exhibit 10.13 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference..............................................
10.14          Agreement of Purchase and Sale between the Partnership and Arapahoe
               South Hotel Partnership dated as of September 23, 1994, filed as
               Exhibit 10.14 to the Company's Registration Statement No. 33-84346 and
               incorporated herein by this reference.................................
10.15          Agreement of Purchase and Sale between the Partnership and C and R
               Hotel Venture dated as of September 23, 1994, filed as Exhibit 10.15 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference..............................................
10.16          Agreement of Purchase and Sale between the Partnership and Craig Hotel
               Partners Limited Liability Co. dated as of September 23, 1994, filed as Exhibit 10.16 to the Company's Registration Statement No. 33-84346
               and incorporated herein by this reference.............................
10.17          Agreement of Purchase and Sale between the Partnership and Provo Hotel
               Partners Limited Liability Co. dated as of September 23, 1994, filed as Exhibit 10.17 to the Company's Registration Statement No. 33-84346
               and incorporated herein by this reference.............................

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
   NUMBER                                   DESCRIPTION                                    PAGE
- ------------   ----------------------------------------------------------------------  ------------
10.18          Agreement of Purchase and Sale between the Partnership and Steamboat
               Hotel Partners, Ltd. dated as of September 23, 1994, filed as Exhibit
               10.18 to the Company's Registration Statement No. 33-84346 and
               incorporated herein by this reference.................................
10.19          Hotel Sale Agreement between the Management Company and Western
               Hospitality Group, LLC dated as of June 14, 1995, filed as Exhibit
               10.19 to the Company's Registration Statement No. 33-84346 and
               incorporated herein by this reference.................................
10.20          Real Property Purchase and Sale Agreement and Joint Escrow
               Instructions between the Management Company and Hampton Inns, Inc., dated as of June 19, 1995, filed as Exhibit 10.20 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.21          Hotel Sale Agreement between the Management Company and Sunworld
               Properties dated as of June 19, 1995, filed as Exhibit 10.21 to the
               Company's Registration Statement No. 33-84346 and incorporated herein by this reference.....................................................
10.22          First Amendment to Agreement of Purchase and Sale between the
               Partnership and FBA Hotel Venture dated as of June 19, 1995, filed as
               Exhibit 10.22 to the Company's Registration Statement No. 33-84346 and
               incorporated herein by this reference.................................
10.23          First Amendment to Agreement of Purchase and Sale between the
               Partnership and M R C Hotel Partners, Ltd. dated as of June 19, 1995, filed as Exhibit 10.23 to the Company's Registration Statement No.
               33-84346 and incorporated herein by this reference....................
10.24          First Amendment to Agreement of Purchase and Sale between the
               Partnership and Arapahoe South Hotel Partnership dated as of June 19,
               1995, filed as Exhibit 10.24 to the Company's Registration Statement
               No. 33-84346 and incorporated herein by this reference................
10.25          First Amendment to Agreement of Purchase and Sale between the
               Partnership and C and R Hotel Venture dated as of June 19, 1995, filed as Exhibit 10.25 to the Company's Registration Statement No. 33-84346
               and incorporated herein by this reference.............................
10.26          First Amendment to Agreement of Purchase and Sale between the
               Partnership and Craig Hotel Partners Limited Liability Co. dated as of
               June 19, 1995, filed as Exhibit 10.26 to the Company's Registration
               Statement No. 33-84346 and incorporated herein by this reference......
10.27          First Amendment to Agreement of Purchase and Sale between the
               Partnership and Provo Hotel Partners Limited Liability Co. dated as of
               June 19, 1995, filed as Exhibit 10.27 to the Company's Registration
               Statement No. 33-84346 and incorporated herein by this reference......
10.28          First Amendment to Agreement of Purchase and Sale between the
               Partnership and Steamboat Hotel Partners, Ltd. dated as of June 19,
               1995, filed as Exhibit 10.28 to the Company's Registration Statement
               No. 33-84346 and incorporated herein by this reference................
10.29          Form of Agreement Respecting Lessee Unit Purchase between the Company, the Partnership, the Lessee, Robert A. Alter and Charles Biederman,
               filed as Exhibit 10.29 to the Company's Registration Statement No.
               33-84346 and incorporated herein by this reference....................
10.30          Form of Third Party Pledge Agreement among the Partnership, Robert A.
               Alter and Charles Biederman, filed as Exhibit 10.30 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.30.1        Amendment Number One to Third Party Pledge Agreement effective as of
               December 13, 1995, filed as Exhibit 10.34 to the Company's 1995 10-K and incorporated herein by this reference.............................
10.30.2        Amendment Number Two to Third Party Pledge Agreement effective as of
               February 2, 1996, filed as Exhibit 10.30.2 to the Company's
               Registration Statement No. 333-07685 and incorporated herein by this reference.............................................................

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
   NUMBER                                   DESCRIPTION                                    PAGE
- ------------   ----------------------------------------------------------------------  ------------
10.30.3        Amendment Number Three to Third Party Pledge Agreement effective as of
               May 30, 1996, filed as Exhibit 10.30.3 to the Company's Registration
               Statement No. 333-07685, and incorporated herein by this reference....
10.30.4        Amendment Number Four to Third Party Pledge Agreement effective as of
               June 28, 1996, filed as Exhibit 10.30.4 to the Company's Registration
               Statement No. 333-07685, and incorporated herein by this reference....
10.31          First Amendment to Hotel Sale Agreement between the Management Company and Sunworld Properties, filed as Exhibit 10.31 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.............................................................
10.32          First Amendment to Hotel Sale Agreement between the Management Company and Western Hospitality Group, LLC, filed as Exhibit 10.32 to the
               Company's Registration Statement No. 33-84346 and incorporated herein by this reference.....................................................
10.33          Commitment Letter for Revolving Line of Credit issued by Bank One,
               Arizona, NA in favor of the Company dated as of July 20, 1995, filed as Exhibit 10.33 to the Company's Registration Statement No. 33-84346
               and incorporated herein by this reference.............................
10.34          Hampton Inn Oakland Contribution Agreement dated as of December 13,
               1995, filed as Exhibit 10.35 to the Company's 1995 10-K and incorporated herein by this reference.................................
10.35          Loan Agreement by and between the Partnership and Bank One, Arizona,
               N.A. dated as of October 25, 1995, filed as Exhibit 10.38 to the
               Company's 1995 10-K and incorporated herein by this reference.........
10.35.1        Amended and Restated Loan Agreement by and between the Partnership and
               Bank One, Arizona, N.A. dated as of June 21, 1996, filed as
               Exhibit 10.35.1 to the Company's Registration Statement No. 333-07685,
               and incorporated herein by this reference.............................
10.36          Purchase and Sale Agreement and Joint Escrow Instructions dated
               December 20, 1995 between the Partnership and HL Project I Limited
               Liability Company, a Delaware limited liability company, filed as
               Exhibit 10.36 to the Company's First Quarter 1996 10-Q/A and
               incorporated herein by this reference.................................
10.37          Purchase and Sale Agreement dated May 28, 1996 between the Partnership and Renton Joint Venture, a Washington joint venture, filed as
               Exhibit 10.37 to the Company's Registration  Statement No. 333-07685,
               and incorporated herein by this reference.............................
10.38          Capital Contribution Agreement dated March 28, 1996 between the
               Partnership and Riverside Hotel Partners, Inc., filed as Exhibit 10.38 to the Company's Registration Statement No. 333-07685, and
               incorporated herein by this reference.................................

- --------------

      (a)   Exhibit 27 -- Financial Data Schedule


      (b)   Reports on Form 8-K:

            A Current Report on Form 8-K dated June 28, 1996, was filed in July, 1996, with disclosure under Items 2 and 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 14, 1996.


                                       SUNSTONE HOTEL INVESTORS, INC.



                                       By: /s/ ROBERT A. ALTER
                                           -----------------------------------
                                           Robert A. Alter
                                           President, Chief Financial Officer,
                                           Secretary and Chairman of the Board
                                           of Directors