Form 10-K/A
period 1995-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1996-10-11
CIK 930600

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                  to
                                    ----------------    --------------------

                         Commission file number 0-26304


                         SUNSTONE HOTEL INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     MARYLAND                                   52-1891908
----------------------------------------------------        -------------------
          (State or Other Jurisdiction                       (I.R.S. Employer
        of Incorporation or Organization)                   Identification No.)


115 CALLE DE INDUSTRIAS, SUITE 201, SAN CLEMENTE, CA               92672
----------------------------------------------------        -------------------
     (Address of Principal Executive Offices)                    (Zip Code)


       Registrant's Telephone Number, Including Area Code: (714) 361-3900

--------------------------------------------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, PAR VALUE $.01
                                (Title of Class)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  #    No
                                                   ----      ----

         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Based on the closing sale price on Nasdaq National Market on March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $65,611,000.

         As of March 15, 1996, there were 6,322,000 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held May 17, 1996.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.


                         1995 FORM 10-K/A ANNUAL REPORT


                               TABLE OF CONTENTS



                                     PART I


ITEM 1.     BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . .  -1-



            Note: The only change to the originally filed Form 10-K which is being made in this Form 10-K/A is to add the section entitled "Risk Factors" to the end of ITEM 1. None of the text of
                   ITEM 1 which precedes the Risk Factors section has been changed. However, the text in ITEM 1 which precedes Risk Factors is restated herein in order to comply with Exchange Act Rule 12b-15 which states that amendments set forth the complete text of each item as amended.

                                     PART I

ITEM 1.   BUSINESS.


      ORGANIZATION AND INITIAL PUBLIC OFFERING

            Sunstone Hotel Investors, Inc. (the "Company"), a Maryland corporation, was formed on September 21, 1994, as a real estate investment trust ("REIT"). The Company completed an initial public offering (the "Offering") of 5,910,000 shares of its common stock on August 16, 1995. An additional 404,500 shares of common stock were issued by the Company on September 3, 1995 upon a partial exercise of the underwriters' over-allotment option. The offering price of all shares sold in the Offering was $9.50 per share, resulting in gross proceeds of approximately $60.1 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $53.0 million.

            The Company contributed all of the net proceeds of the Offering to Sunstone Hotel Investors, L.P. (the "Partnership") in exchange for an approximately 82.5% aggregate equity interest in the Partnership. The Company conducts all its business through and is the sole general partner of the Partnership (hereafter referred to as the "Company").

            In connection with the Offering, the Company acquired seven hotels (the "Sunstone Hotels") from seven entities controlled by officers and certain directors of the Company and acquired the three additional hotels (the "Acquisition Hotels" and together, the "Initial Hotels") from unrelated third parties in exchange for (i) 1,288,500 units ("Units") in the Partnership (representing the remaining 17.5% of equity interest in the Partnership) which are exchangeable for a like number of shares of the common stock of the Company and (ii) the payment of mortgage indebtedness for the Sunstone Hotels of approximately $23.5 million and other obligations relating to the Sunstone Hotels and (iii) payment of approximately $25.8 million to purchase the Acquisition Hotels. The Initial Hotels together with the Hampton Inn in Oakland, California (together, the "Hotels") acquired by the Company in December 1995 comprise all of the investments of the Company at December 31, 1995.

            The Company owns the Hotels and leases them to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

      THE COMPANY AND ITS AFFILIATES

            The Company has been formed to operate as a self-advised REIT under the Internal Revenue Code of 1986 (the "Code"). Through the Partnership, the Company invests in equity interests in hotels that meet the Company's investment criteria. In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Accordingly, the Partnership leases each of the Hotels to the Lessee pursuant to the Percentage Leases. The Percentage Leases are designed to allow the Company to participate in revenue growth by providing that (i) between approximately 60% to 65% of room revenues in excess of specified amounts, (ii) 5% of the Lessee's food and beverage revenues, (iii) 100% of any sublease and concession rentals and (iv) other net revenues described in the Percentage Leases for the applicable Hotel in excess of the base rent will be paid to the Partnership as percentage rent. The Partnership is responsible for real estate and personal property taxes, insurance premiums, the cost of certain furniture, fixtures and equipment and capital improvements. The Lessee is responsible for the operations of the Hotels, including the cost of repair and maintenance.

            The Lessee has entered into a management agreement with the Management Company for each of the Hotels for a fee equal to 2% of such Hotels' gross revenues plus reimbursement of certain direct expenses incurred by the Management Company for the Lessee. It is anticipated that additional hotels acquired by the

      Company will be leased to the Lessee upon similar terms and managed by the Management Company also upon similar terms.


      MINIMIZING THE RISKS OF POTENTIAL CONFLICTS OF INTEREST

            In order to minimize conflicts of interest inherent in the legal structure required to maintain the Company's status as a REIT, Messrs. Alter and Biederman each have entered into several agreements Their respective employment agreements restrict competitive activities and the third party pledge agreements requires each of Messrs. Alter and Biederman to pledge Units to the Company to secure obligations of the Lessee under the Percentage Leases with a value equal to four months initial base rent for the Hotels (approximately $ 1.6 million at December 31, 1995). In addition, Messrs. Alter and Biederman entered into a unit purchase agreement (the "Unit Purchase Agreement") with the Company and the Lessee requiring that the Lessee's income (net of shareholder tax liability) be used to either accumulate reserves to pay rent under the Percentage Leases or to purchase Units from the Partnership at the then current price of the Company's common stock. The Percentage Leases also contain cross-default provisions permitting the Company to terminate the Percentage Leases, subject to certain conditions, upon a default by Messrs. Alter or Biederman under the Unit Purchase Agreement or any other agreement with the Company. Further, the Management Company has agreed not to collect any payments from the Lessee after receiving notice of an event of default under a Percentage Lease. Mr. Alter has personally guaranteed the Lessee's obligation to return any amounts received by the Management Company in violation of this agreement. Messrs. Alter and Biederman also granted the Company an option and right of first refusal to acquire (i) the Residence Inn by Marriott Hotel to be built in Highlands Ranch, Colorado by an affiliate of Messrs. Alter and Biederman,
      (ii) a Courtyard by Marriott Hotel in Riverside, California, owned by another affiliate of Messrs. Alter and Biederman, and (iii) any hotel that may be exchanged for the interests of another affiliate of Messrs. Alter and Biederman in a Hampton Inn Hotel in Aurora, Colorado.


      GROWTH STRATEGY

            The Company's growth strategy is to enhance stockholder value by increasing cash available for distribution through (i) external growth and the acquisition of additional hotels in the mid-scale and upper economy market segments located in the western United States that meet the Company's investment criteria, (ii) internal growth and the renovation, reflagging and improved management of the Company's Hotels, and (iii) the development of additional hotels. The Company's growth strategy is designed to capitalize on improving occupancy rates and average daily rates ("ADRs") prevailing in the U.S. lodging industry.

      External Growth

            The Company intends to consider investments which meet one or more of the following criteria:

      o Poorly managed hotels which have the potential for increased performance after the implementation of quality management and/or association with a national franchisor;

      o Hotels in a deteriorated physical condition which could benefit significantly from substantial renovation or other capital improvements;

      o Hotels in attractive locations that would benefit significantly by changing franchises to a brand that can increase penetration in a particular market, such as Courtyard by Marriott, Residence Inn by Marriott, Doubletree, Hampton Inn, Holiday Inn and Holiday Inn Express;

      o Hotels owned by franchisees who are unable or unwilling to meet capital improvement requirements of the franchisor;

      o Nationally franchised hotels in locations with relatively high demand for rooms and relatively low supply of competing hotels; and

      o Hotels in markets where there are significant barriers to entry, such as limited opportunities to change existing franchises at competitive hotels, scarcity of suitable hotel sites or zoning restrictions.


      Internal Growth

            The Company's internal growth strategy is to enhance stockholder value primarily by increasing cash available for distribution resulting from increased revenue generated by the Lessee's sales program through effective sales management policies and procedures at the Hotels and by renovating certain of its Hotels when the Company believes such renovations will provide incremental returns on investment and increased revenue.

            Lessee Marketing. The Management Company uses a management-by-objective sales program to coordinate, direct and manage the sales activities of personnel located at each hotel. The Lessee is required under the applicable Percentage Lease to implement this sales program. Under each Percentage Lease, the Lessee is also obligated to have a sales manager at each Hotel, as reasonably required by the Company, to coordinate, direct and manage the sales activities of personnel located at that Hotel in order to maximize revenue.

            Renovations. The Percentage Leases require the Lessee to maintain and repair the Hotels in a condition that complies with the standards of the respective franchise agreements, among other requirements. In addition, the Company may upgrade the Hotels as needed to meet competitive conditions and occupancy levels and to renovate Hotels when the Company believes such renovations will increase revenue to the Company under the Percentage Leases or will otherwise be in the best interest of the Company. This strategy is designed to enhance the revenue growth and economic performance of each hotel and to maintain or increase each hotel's market share. Management intends to conduct renovation work during off-peak periods and in a manner least disruptive to hotel operations; however, there can be no assurance that, due to possible construction delays, environmental problems or other reasons, management will be successful in its efforts to minimize disruptions to hotel operations.

      Development Strategy

            As a secondary strategy, the Company will develop and construct hotels in markets where a particular franchise brand or hotel product type is absent. Other than as discussed in "Recent Developments" below, however, the Company presently has no plans to commence any such development or construction and, in the absence of a strategic opportunity consistent with its growth strategies, intends to focus on the implementation of its acquisition and internal growth strategies for the foreseeable future.


      1995 ACTIVITY

      External Growth

            Acquisitions. On December 13, 1995, the Company acquired the 149-room Hampton Inn in Oakland, California for 50,539 Units valued at $8.11 per Unit and the assumption of $4.0 million of debt. Management immediately improved upon the under-performing hotel by revising the property's marketing plan and increasing revenue per available room ("REVPAR") by 28.1%, from $32.53 to $41.67, in the first two months of operations over the same period in the prior year. The property is currently undergoing an approximately $1 million renovation, which management believes will be conducted in a fashion to minimize occupancy decreases. The renovation is expected to be completed in July of 1996; however, there can be no assurance that, due to possible construction delays, environmental problems or other reasons, management will be successful in its efforts to minimize disruptions to hotel operations or complete such renovation by such time.

      Internal Growth

            Renovations. In 1995, the Company's renovation strategy focused primarily upon renovating the Holiday Inn in Steamboat Springs, Colorado and the Best Western in Santa Fe, New Mexico and upon implementing the Lessee's marketing program at each of the three Acquisition Hotels. Management anticipates that the renovations will improve average occupancy rate, ADR and REVPAR at these renovation Hotels starting in the second quarter of 1996. The Company experienced delays and increased costs during the renovation of these two Hotels. During the renovation of the Steamboat Springs Hotel, the Company entered into a lease for a Village Inn restaurant which required the Company to completely renovate the existing restaurant. This additional work cost approximately $650,000 and was not included in either the original construction schedule or budget for the renovations. In addition, the Company upgraded its franchise for the Santa Fe Hotel from the limited service Club Hotel by Doubletree to a full service Doubletree Hotel. The Company's need to comply with the franchisor's higher product improvement standards for the full service hotel added to the cost and time to complete the renovation. The Company expects, however, that the restaurant lease at the Steamboat Springs Hotel will increase the Company's revenues and the upgrade of the Santa Fe Hotel to a Doubletree Hotel will increase ADR over that of a Club Hotel.

            Lessee Marketing. The implementation of the Lessee's marketing program, which focuses on increasing occupancy and ADR, at the two Acquisition Hotels not renovated (the Hampton Inns in Arcadia, California and in Silverthorne, Colorado) resulted in increased REVPAR of 9.9% for the fourth quarter of 1995 over the fourth quarter 1994. The Company also aligned its food and beverage operations consistent with the Company's strategy to increase lease revenue by leasing the restaurants in the Hampton Inn Hotel in Silverthorne, Colorado and the Holiday Inn Hotel in Steamboat Springs, Colorado. The lease for the Steamboat Springs Hotel for a Village Inn restaurant provides a $5,000 month base rent, percentage rent of 6% of food sales and 10% of liquor sales and a seven-year initial term with three five-year options. The lease for the Silverthorne Hotel for an Old Chicago restaurant provides for a $3,500 month base rent, percentage rent of between 4% to 6% of food and beverage sales and a term of 10 years.

            Development. While not its primary focus, the Company exercised an option, in December, 1995, to acquire a hotel development site from an affiliate of Messrs. Alter and Biederman in Highlands Ranch, Colorado, and is currently developing at the site a 78-room Residence Inn by Marriott. The Hotel is expected to open in the fourth quarter of 1996. However, because of the inherent risks of construction and development, there can be no assurance that this project will open by such time.


      TAX STATUS

            The Company will elect to be taxed as a REIT under Section 856 of the Code, commencing with its taxable year ending December 31, 1995. If the Company qualifies for taxation as a REIT, then under current federal income tax laws the Company generally will not be taxed at the corporate level to the extent it currently distributes at least 95% of its net taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property and to federal income and excise tax on its undistributed income.


      COMPETITION

            Intense competition exists for investment opportunities in mid-scale and upper-economy hotels from entities organized for purposes substantially similar to the Company's objectives as well as from other purchasers of hotels. The Company competes for such hotel investment opportunities with entities which have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company prudently can manage. Competition may generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. The Company believes that the inclusion of secondary and tertiary markets in its strategy lessens competition for the types of properties targeted by the Company.

            There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive.

            There is significant operational competition in the mid-market hotel industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the western United States. Competition is primarily in the areas of price, location, quality and services. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. However, the Company believes that its management is sufficiently experienced, and the markets which the Company targets for acquisitions and operations have historically had less competition than in other larger markets, enabling the Company to compete successfully. There can be no assurances, however, that competitors will not develop or renovate hotels in the secondary and tertiary markets in which the Company has historically operated. Increased competition may have a negative impact on the Company's operating results and consequently cash available for distribution.


      FRANCHISE LICENSING

            The Hotels operated and managed by the Company are part of a national or regional franchise system, such as Courtyard by Marriott, Doubletree Hotels, Hampton Inns or Holiday Inns. Franchises in certain locations are important in maintaining occupancy levels, which is accomplished through the franchise's national reservation systems as well as through brand name recognition. The importance of national franchises is amplified for highway locations. The typical term of a franchise agreement is twenty years for newly developed and constructed hotels and ten years for the conversion of an existing hotel. The Company believes that the loss of any one of its franchise agreements would not have a material adverse effect on the Company.


      SEASONALITY

            The hotel industry is seasonal in nature and this seasonality is typically geographically and market specific. The effects of seasonality may be expected to cause significant quarterly fluctuations in the Company's Percentage Lease revenues. Effects of this seasonality on the Company's operating results may change depending upon the locations and markets of additional hotels the Company acquires.


      ENVIRONMENTAL MATTERS

            Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on the property. The costs of removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to fully utilize such property without restriction, to sell such property or to borrow using such property as collateral. In connection with the ownership and operation of the Hotels, the Company, the Partnership and the Lessee, as the case may be, may be potentially liable for any such costs.

            The Company believes that the Hotels are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company, the Partnership or the Lessee. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present or former properties.


      EMPLOYEES

            Messrs. Alter and Biederman have each entered into employment agreements with the Company for one-year terms which renew automatically until terminated. While Mr. Alter is required to devote substantially all of his time to the business of the Company, Mr. Biederman is not.
      The Company has no other employees. The Lessee employed approximately 450 people as of December 31, 1995 to operate the Hotels leased from the Company. The Lessee has advised the Company that its relationship with its employees is good. None of the employees of the Company or the Lessee is a party to any collective bargaining agreement or other similar agreement.


      RECENT DEVELOPMENTS -- FIRST QUARTER OF 1996

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

            Pursuant to an option granted by Messrs. Alter and Biederman in connection with the Offering, the Company will acquire, in April 1996, the 163-room Courtyard by Marriott in Riverside, California, in consideration for an amount equal to an 11% capitalization rate on the operating income for the twelve months ended March 31, 1996, the assumption of approximately $3.0 million in existing mortgage debt and the issuance of Units representing the net equity in the property.

            Franchise Conversions. The Company has received the approval from Holiday Inn and Promus Hotels for the issuance of franchises for each of the four Cypress Inn Hotels being retained by the Company. The Cypress Inn Hotels in East Portland and in Poulsbo, Washington have each been approved for conversion to Holiday Inn Express Hotels and the Cypress Inn Hotel in Kent, Washington, has been approved for conversion to a Holiday Inn and Suites Hotel. The Cypress Inn Hotel in Clackamas, Oregon, has been approved for conversion to a Hampton Inn. The Company has begun architectural and design work necessary for the renovation and conversion required by the franchisors. The Company currently anticipates completing the conversions by the end of the fourth quarter of 1996 and intends to actively supervise the general contractor and use a fixed price construction contract. However, because of the inherent risks of construction, there can be no assurance that such renovations and conversions will be completed during such period or within budget.


      RISK FACTORS

            In evaluating the Company's business, prospective investors should carefully consider the factors set forth in this section (some of which have been discussed above) in addition to other information set forth in this Report before making investment decisions with respect to the shares of the Company's Common Stock. This Report contains forward-looking statements which involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements. Certain of the factors that could cause actual results to differ materially are discussed below.

      Impediments to Growth and Increasing Cash Available for Distribution

            The Company's ability to increase cash available for distribution on its Common Stock ("Cash Available for Distribution") will depend significantly on the Company's ability to acquire or develop additional hotels at attractive prices. Risks associated with this growth strategy include:

            Acquisition Risks. There is significant competition for investment opportunities in mid-scale and upper economy hotels for entities organized for purposes similar to the Company's. Such entities may have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. They may also generally be able to accept more risk than the Company can.

            Renovation and Redevelopment Risks. The Company faces risks arising from its strategy of acquiring hotels in need of substantial renovation or redevelopment, particularly the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from shortages of materials or skilled labor, a change in the scope of the original project, the need to comply with building code or other legal requirements, the discovery of structural or other latent problems with a property once construction has commenced and other risks inherent in the construction process. Delays or cost overruns in connection with renovations or redevelopments could have a material adverse effect on Cash Available for Distribution.

            Development Risks. A component of the Company's growth strategy is to develop new hotels in markets where room supply and other competitive factors justify new construction or to purchase such hotels from unaffiliated developers after they have been completed. New project development will increase the Company's indebtedness and is subject to a number of other risks, including risks of construction delays or cost overruns, and the risk that required zoning, occupancy and other governmental permits might not be obtained and the risk that projects might not be completed. Additional risks of development projects include the risks associated with effectively marketing a hotel in order to ramp-up occupancy at projected room rates after the hotel has been opened. Any failure to complete a development project in a timely manner and within budget or to ramp-up occupancy after completion of the project could have a material adverse effect on Cash Available for Distribution.

      Total Dependence on the Lessee and Payments Under the Percentage Leases

            Certain tax rules relating to the qualification of a REIT prohibit the Company from operating hotels. Therefore, the Company enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Company based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee being unable to pay rent at the higher tier level necessary for the Company to fund distributions to stockholders because payment of base rent alone is insufficient for such purposes. The Lessee controls the daily operations of the hotels under the Percentage Leases, which have non-cancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because it believes that Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its IPO and because Mr. Alter and Mr. Biederman own significant Units in the Partnership and options to acquire Common Stock of the Company, and therefore have an incentive to cause the Lessee to maximize rents. Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee will have only nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases.

      Conflicts of Interest Between the Company and Certain Officers and
      Directors

            Because of Mr. Alter's and Mr. Biederman's ownership in and positions with the Company and the Lessee and Mr. Alter's ownership of the Management Company, there are inherent conflicts of interest between the Lessee and the Company in the leasing, acquisition, disposition, operation and management of the Company's hotels. Accordingly, the interests of stockholders may not have been, and in the future may not be, reflected fully in all decisions made or actions taken by the officers and directors of the Company. In the event revenues from the Company's hotels increase significantly over prior periods and operating expenses with respect thereto are less than historical or projected operating expenses, the Lessee could disproportionately benefit. In addition, there may be conflicts of interest in connection with the sale of certain hotels. Unrealized gain from the sale to the Company of certain hotels in connection with its IPO is specially allocated to Mr. Alter and Mr. Biederman and any sale of such hotels by the Partnership may cause adverse tax consequences to them. In addition, the reduction of mortgage indebtedness by the Partnership at any time below certain levels would create adverse tax consequences to Mr. Alter and Mr. Biederman. These conflicts may result in decisions relating to the sale of certain hotels and/or the incurrence or repayment of indebtedness which do not reflect solely the interests of the stockholders. In addition, the Company will generally be required under the Percentage Leases to pay a lease termination fee to the Lessee if the Company elects to sell a hotel and not replace it with another hotel.
      The payment of a termination fee to the Lessee, which is owned by Mr. Alter and Mr. Biederman, may result in decisions regarding the sale of a hotel which do not reflect solely the interests of the Company.

      Substantial Reliance on Mr. Alter

            The Company places substantial reliance on the hotel industry knowledge and experience and the continued services of Robert A. Alter, the Company's Chairman of the Board of Directors, President, Chief Financial Officer and Secretary. The Company's future success and its ability to manage future growth depends in large part upon the efforts of Mr. Alter and on the Company's ability to attract and retain other highly qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of Mr. Alter's services or the Company's inability to attract and retain highly qualified personnel may adversely affect the operations of the Company and the Cash Available for Distribution.

      Hotel Industry Risks

            Operating Risks and Competition. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. In addition, the Company's hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Company's hotels. Hotel industry risks include, among other things, competition from other hotels; over-building in the hotel industry which has adversely affected occupancy, ADR and REVPAR; increases in operating costs due to inflation and other factors, which may not necessarily be offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels owned by the Company; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could decrease room revenues of the hotels and adversely affect the Lessee's ability to make payments of Rent under the Percentage Leases to the Company, and therefore reduce Cash Available for Distribution.

            Seasonality of Hotel Business and the Company's Hotels. The hotel industry is seasonal in nature. Generally, revenues for the Company's hotels are greater in the first and third quarters than in the second and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the Company's Percentage Lease revenues, which, therefore, may be insufficient to provide all of the Cash Available for Distribution necessary to pay dividends in a given quarter.

      Risks of Increases in Operating Costs and Capital Expenditures; Franchise Agreements

            Hotels in general, including the Company's hotels, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. In addition, the franchise agreements under which the Company's hotels are operated impose specified operating standards and may permit the franchisor to condition the continuation of a franchise agreement on the completion of capital improvements. Under the terms of the Percentage Leases, the Company is obligated to pay the cost of certain capital expenditures at its hotels and to pay for furniture, fixtures and equipment. The ability of the Company to fund these and other capital expenditures and periodic replacement of furniture, fixtures and equipment will depend in part on the financial performance of the Lessee and the hotels. If these expenses exceed the Company's estimate, the additional expenses could have an adverse effect on Cash Available for Distribution. Any inability or failure to fund these expenditures could have a material adverse effect on occupancy rates, ADRs and REVPAR and may constitute a breach under the franchise agreements.

      Real Estate Investment Risks in General

            The Company's hotels will be subject to varying degrees of risk generally incident to the ownership of real property. Income from the hotels may be adversely affected by changes in national and local economic conditions, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, changes in governmental rules (such as those requiring upgrades for disabled persons) and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), acts of war, changes in zoning laws, and other factors which are beyond the control of the Company. In addition, real estate investments are relatively illiquid, and the ability of the Company to vary its portfolio in response to changes in economic and other conditions will be limited.

      Distribution of Substantially All of Cash Available for Distribution; Distributions Include Return of Capital

            Consistent with the Company's practice of acquiring properties in need of renovation or redevelopment, the Company's annual distributions to stockholders have constituted a high percentage of the Company's Cash Available for Distribution. If this continues, the Company will retain little or no cash from the rent payments under the Percentage Leases, and expenditures for additional acquisitions or future capital improvements would have to be funded from borrowings, or from proceeds from the sale of assets (including the hotels) or equity securities. In addition, a percentage of the estimated annual distribution has constituted a return of capital rather than a distribution of retained earnings.
      Consequently, there is a risk that the distribution rate has been set too high and may not be sustainable.

      Tax Risks

            The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Code. As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including requirements as to the nature of its income and assets, distribution requirements, diversity of stock ownership requirements and record-keeping requirements. While the Company intends to satisfy all of these requirements for treatment as a REIT, it is possible that the Company may in the future fail to satisfy one or more of these requirements. Failure to qualify as a REIT would render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year would not be deductible by the Company. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property.

      Ownership Limitation

            In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of the stock of the Company, the Lessee could become a related party tenant of the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Articles of Incorporation prohibit direct or indirect ownership of more than 9.8% of the outstanding shares of any class of the Company's stock by any person or group (the "Ownership Limitation"). Generally, the capital stock owned by affiliated owners will be aggregated for purposes of the Ownership Limitation. Subject to certain exceptions, any transfer of Common or Preferred Stock that would prevent the Company from continuing to qualify as a REIT under the Code will be designated as "Shares-in-Trust" and transferred automatically to a trust (the "Share Trust") effective on the day before the purported transfer of such Common or Preferred Stock. The record holder of the Common or Preferred Stock that are designated as Shares-in-Trust will be required to submit such number of Common or Preferred Stock to the Share Trust and the beneficiary of the Share Trust will be one or more charitable organizations that are named by the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on October 4, 1996.


                                     SUNSTONE HOTEL INVESTORS, INC.


                                     By: /s/  ROBERT A. ALTER
                                        -------------------------------------
                                              Robert A. Alter
                                              President, Chief Financial
                                              Officer, Secretary and Chairman
                                              of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:


            SIGNATURE                            TITLE                                 DATE
            ---------                            -----                                 ----

    /s/  ROBERT A. ALTER              President, Chief Financial                  October 4, 1996
-------------------------------       Officer, Secretary and Chairman
         Robert A. Alter              of the Board of Directors
                                      (Principal Executive, Financial
                                      and Accounting Officer)


                *                     Executive Vice President and Director       October 4, 1996
-------------------------------
       Charles L. Biederman



                *                     Director                                    October 4, 1996
-------------------------------
         C. Robert Enever



                *                     Director                                    October 4, 1996
-------------------------------
          David Lambert



                *                     Director                                    October 4, 1996
-------------------------------
        H. Raymond Bingham



                *                     Director                                    October 4, 1996
-------------------------------
         Fredric H. Gould



                *                     Director                                    October 4, 1996
-------------------------------
        Edward H. Sondker



*By:  /s/  ROBERT A. ALTER
      -------------------------
           Robert A. Alter
           Attorney-in-Fact