Form 10-Q
period 1996-09-30
SUNSTONE HOTEL INVESTORS INC
filed 1996-11-14
CIK 930600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 ---------------



(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-26304


                         SUNSTONE HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
                              --------------------


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

-------------------------------------------------------------------------------



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

As of November 14, 1996, there were 10,932,250 shares of Common Stock outstanding.

-------------------------------------------------------------------------------

                         SUNSTONE HOTEL INVESTORS, INC.

                       SEPTEMBER 30, 1996 QUARTERLY REPORT

                                TABLE OF CONTENTS




                         PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

   Introduction to the Financial Statements.....................................................................  3

Sunstone Hotel Investors, Inc.

   Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995...................................  4

   Consolidated Statements of Income for the Three Months and Nine Months
       Ended September 30, 1996 and September 30, 1995..........................................................  5

   Consolidated Statement of Cash Flows for the Nine Months Ended
       September 30, 1996,......................................................................................  6

   Notes to Consolidated Financial Statements...................................................................  7



Sunstone Hotel Properties, Inc. (the Lessee)

   Balance Sheets as of September 30, 1996 and December 31, 1995................................................  9

   Statement of Operations for the Three Months and Nine Months ended September 30, 1996........................ 10

   Statement of Cash Flows for the Nine Months ended September 30, 1996......................................... 11

   Notes to Financial Statements................................................................................ 12



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.............................................................................. 13


                                            PART II -- OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................................... 19

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

                         SUNSTONE HOTEL INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,     December 31,
                                                          1996              1995
                                                      ------------       -----------
ASSETS:
Investment in hotel properties, net                   $104,301,000       $49,926,000
Mortgage notes receivable                                2,850,000
Cash                                                     2,022,000         5,222,000
Rent receivable-- Lessee                                 2,908,000           646,000
Prepaid expenses and other assets, net                   1,266,000         1,442,000
                                                      ------------       -----------

                                                      $113,347,000       $57,236,000
                                                      ============       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                              $ 17,780,000       $ 8,400,000
Mortgage notes payable                                   3,003,000
Accounts payable and other accrued expenses              1,930,000         1,346,000
Dividends and distributions payable                                        1,764,000
                                                      ------------       -----------
                                                        22,713,000        11,510,000
                                                      ------------       -----------


Minority interest                                       10,840,000         8,231,000
                                                      ------------       -----------

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
   authorized; 10,923,500 and 6,322,000 issued
   and outstanding as of September 30, 1996 and
   December 31, 1995, respectively                         109,000            63,000
Preferred stock, $.01 par value, 10,000,000
   authorized, no shares issued or outstanding
Additional paid-in capital                              79,079,000        37,432,000
Retained earnings                                          606,000
                                                      ------------       -----------
                                                        79,794,000        37,495,000
                                                      ------------       -----------

                                                      $113,347,000       $57,236,000
                                                      ============       ===========

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                 1996             1995             1996             1995
                                                Actual         Pro Forma          Actual          Pro Forma
                                              ----------       ----------       -----------       ----------
REVENUES:
   Lease revenue                              $4,252,000       $2,726,000       $10,407,000       $7,432,000
   Interest income                                81,000           13,000           141,000           13,000
                                              ----------       ----------       -----------       ----------

          Total revenues                       4,333,000        2,739,000        10,548,000        7,445,000
                                              ----------       ----------       -----------       ----------


EXPENSES:
   Real estate related depreciation
     and amortization                          1,211,000          528,000         3,057,000        1,561,000
   Interest expense and amortization
     of financing costs                          218,000                          1,029,000
   Real estate, personal property taxes
     and insurance                               191,000          255,000           757,000          637,000
   General and administrative                    426,000          104,000           707,000          312,000
                                              ----------       ----------       -----------       ----------

          Total expenses                       2,046,000          887,000         5,550,000        2,510,000
                                              ----------       ----------       -----------       ----------

Income before minority interest                2,287,000        1,852,000         4,998,000        4,935,000
Minority interest                                332,000          323,000           829,000          861,000
                                              ----------       ----------       -----------       ----------

          NET INCOME                          $1,955,000       $1,529,000       $ 4,169,000       $4,074,000
                                              ==========       ==========       ===========       ==========


NET INCOME PER SHARE                          $     0.23       $     0.24       $      0.59       $     0.64

Weighted average number of shares              8,590,190        6,322,000         7,078,063        6,322,000

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  4,169,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Minority interest                                             829,000
     Depreciation                                                3,057,000
     Amortization of financing costs                               170,000
     Changes in assets and liabilities:
          Rent receivable-Lessee                                (2,262,000)
          Prepaids and other assets, net                             6,000
          Accounts payable and accrued expenses                    584,000
                                                              ------------

              Net cash provided by operating activities          6,553,000
                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, improvements and additions
       to hotel properties                                     (61,382,000)
   Proceeds from sale of hotel properties                        1,100,000
                                                              ------------
              Net cash used in investing activities            (60,282,000)
                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from stock offering                             42,747,000
   Borrowings on revolving line of credit                       30,580,000
   Principal repayments on revolving line of credit            (21,200,000)
   Borrowings on mortgage notes payable                          3,025,000
   Principal repayments on mortgage notes                          (22,000)
   Dividends and distributions paid                             (5,327,000)
   Issuance of partnership units                                   816,000
   Redemption of partnership units                                 (90,000)
                                                              ------------
              Net cash provided by financing activities         50,529,000
                                                              ------------

              Net change in cash                                (3,200,000)
Cash, beginning of period                                        5,222,000
                                                              ------------
Cash, end of period                                           $  2,022,000
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

       The Company owns, as of September 30, 1996, 20 hotels (the "Hotels") and leases them to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

       For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

2.  NET INCOME PER SHARE AND PARTNERSHIP UNITS

       Net income per share is based on the weighted average number of common and equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share were 8,590,190 and 6,322,000 for the three months ended September 30, 1996 and 1995, respectively. At September 30, 1996, a total of 12,382,300 partnership units were issued and outstanding. The weighted average number of units outstanding for the three months ended September 30, 1996 was 10,048,990.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS:

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." This statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. Management has elected early adoption of this statement, which should not have a material impact on the financial statements.

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

4.  SUBSEQUENT EVENTS AND SIGNIFICANT ACQUISITIONS

       On October 29, 1996, the Company acquired the 246-room Holiday Inn in Mesa, Arizona, the 156-room Holiday Inn in Flagstaff, Arizona and the 125-room Hampton Inn in Tucson, Arizona, for $27.8 million, for consideration consisting of $3.6 million in cash, the assumption of $16.8 million in debt and the issuance of $7.4 million in partnership units at $10.52 per unit. Upon completion of the acquisition, the Company's total assets, market capitalization and debt were $138.7 million, $183.6 million, and $39.6 million, respectively.

       On August 13, 1996, the Company issued 4,000,000 shares of its common stock at a price of $10.00 per share. The net proceeds of $36.8 million were used as follows: (i) approximately $20.8 million to repay outstanding borrowings under the line of credit, $8.2 million of which was borrowed to acquire the 188-room Holiday Inn in Renton, Washington on June 28, 1996; and (ii) approximately $16.0 million to purchase the 155-room Comfort Suites in South San Francisco, California and a 151-room nationally franchised hotel in Price, Utah. On September 10, 1996, the underwriters exercised a 30-day option and purchased an additional 600,000 shares of common stock at a price of $10.00 per share generating an additional $5.6 million net proceeds for the Company.

                         SUNSTONE HOTEL PROPERTIES, INC.

                                 BALANCE SHEETS


                                                                     September 30,      December 31,
                                                                         1996               1995
                                                                     -----------        -----------
ASSETS:

    Cash                                                             $ 1,025,000        $   800,000
    Receivables, net                                                   1,147,000            466,000
    Inventories                                                           80,000            125,000
    Prepaid expenses and other assets                                  2,046,000             70,000
                                                                     -----------        -----------

                                                                      $4,298,000        $ 1,461,000
                                                                     ===========        ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT:

    Rent payable - REIT                                              $ 2,908,000        $   645,000
    Accounts payable, trade                                              692,000            294,000
    Advanced deposits                                                     69,000            199,000
    Sales taxes payable                                                  312,000            225,000
    Accrued payroll                                                      306,000            242,000
    Accrued vacation                                                     100,000             82,000
    Management and accounting fees payable                               118,000            104,000
    Other accrued expenses                                               560,000            416,000
                                                                     -----------        -----------

                                                                       5,065,000          2,207,000
                                                                     -----------        -----------

    Shareholders' Deficit:

    Common stock, no par value, 100,000 shares authorized;
      125 shares issued and outstanding
    Shareholders' deficit                                               (767,000)          (746,000)
                                                                     -----------        -----------

                                                                     $ 4,298,000        $ 1,461,000
                                                                     ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF OPERATIONS


                                            Three Months Ended   Nine Months Ended
                                            September 30, 1996  September 30, 1996
                                            ------------------  ------------------
REVENUES:

    Room                                       $  9,961,000        $ 23,717,000
    Food and beverage                               845,000           1,503,000
    Other                                           526,000           1,242,000
                                               ------------        ------------

                  Total revenues                 11,332,000          26,462,000
                                               ------------        ------------


EXPENSES:

    Room                                          2,291,000           5,741,000
    Food and beverage                               619,000           1,297,000
    Other                                           434,000             773,000
    Property and administrative                     841,000           1,590,000
    Franchise costs                                 407,000             863,000
    Advertising and promotion                     1,036,000           2,436,000
    Repairs and maintenance                         455,000           1,151,000
    Utilities                                       641,000           1,279,000
    Management fees                                 256,000             529,000
                                               ------------        ------------

                  Net operating income            4,352,000          10,803,000

    Corporate general and administrative             75,000             393,000
    Rent - REIT                                   4,252,000          10,407,000
                                               ------------        ------------

                  Net income                   $     25,000        $      3,000
                                               ============        ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                             STATEMENT OF CASH FLOWS

                            FOR THE NINE MONTHS ENDED

                               SEPTEMBER 30, 1996

Cash flows from operating activities:
    Net income                                                                  $   3,000

    Adjustments to reconcile net loss to net cash provided by operating activities:

           Changes in assets and liabilities:
           Receivables, net                                                      (681,000)
           Inventories                                                             45,000
           Prepaid expenses and other assets                                     (758,000)
           Rent payable - REIT                                                  2,262,000
           Accounts payable, trade                                                398,000
           Advanced deposits                                                     (130,000)
           Sales taxes payable                                                     87,000
           Accrued payroll                                                         64,000
           Accrued vacation                                                        18,000
           Management and accounting fees payable                                  14,000
           Other accrued expenses                                                 145,000
                                                                              -----------
                  Cash provided by operating activities                         1,467,000
                                                                              -----------
Cash flows from investing activities:
    Capitalized construction costs                                             (1,242,000)
                                                                              -----------
                  Cash used in investing activities                            (1,242,000)
                                                                              -----------
    Net change in cash                                                            225,000

Cash, beginning of period                                                         800,000
                                                                              -----------
Cash, end of period                                                           $ 1,025,000
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OVERVIEW

                On August 16, 1995, the Company completed a $60 million initial public offering ("IPO") and contributed all of the net proceeds of the IPO to the Partnership in exchange for an approximately 82.5% aggregate equity interest in the Partnership. The Company used the proceeds of the IPO to fund the purchase of three of its hotels and repay indebtedness incurred in connection with the acquisition of the Sunstone Initial Hotels. On August 13, 1996, the Company contributed an additional $36.8 million of net proceeds to the Partnership from the proceeds of a secondary offering. On September 10, 1996, the Company sold an additional 600,000 shares of its common stock at a price of $10.00 per share to cover over-allotments in connection with the August 1996 secondary offering. The company contributed net proceeds of $5.6 million to the Partnership, increasing its interest in the Partnership to approximately 88.2%. The Company owns as of November 14, 1996, 23 hotels with an aggregate of 3,139 rooms in seven states, including Arizona (4), California (5), Colorado (6), New Mexico (1), Utah (2), Oregon (2), and Washington (3), has more than doubled the number of hotels in its portfolio in the 13 months since the IPO and has increased the number of rooms by 136.4% since the IPO.

                Since the IPO, the Company has implemented its growth strategy by (i) acquiring under performing hotels and redeveloping and repositioning seven of such hotels into nationally franchised upscale and mid-price hotels and
(ii) enhancing the operating performance of its hotels through selective renovation and improved management and marketing by the Lessee. Additionally, the Company has significantly increased its franchise and geographic diversification within the western United States and expanded its ability to finance future growth, through increased borrowing capacity on its line of credit.

                The Company has implemented its external growth strategy by (i) acquiring twelve hotels for purchase prices aggregating $71.7 million, and thereby increasing the number of rooms in its portfolio by 136.4% since the IPO,
(ii) constructing a Residence Inn for approximately $5.4 million, which opened during the third quarter of 1996 ,and (iii) entering into a letter of intent to acquire a 166-room full-service convention hotel for $8.4 million upon completion of construction by an unaffiliated developer, which is expected to occur in 1997. As of November 14, 1996, the date of this report, the company's total assets and market capitalization were $138.7 million and $183.6 million, respectively.

                The Company has implemented its internal growth strategy by (i) completing an aggregate of $11.6 million in redevelopment and significant renovations to seven of its hotels, representing an additional investment in those hotels of 36.5% of the aggregate acquisition price; (ii) commencing budgeted redevelopment of approximately $8.0 million to six recently acquired hotels; (iii) increasing revenue per available room (REVPAR) for the seven hotels that were owned by the Company or its predecessors for the entire nine months ended September 30, 1995 and 1996 (and which were not undergoing redevelopment or significant renovation) by 6.5%, from $39.17 to $41.70. Management believes that the increases in REVPAR for these hotels resulted primarily from the success of the Company's renovation and redevelopment program, from improvements in management and marketing by the Lessee and from increases in demand for upscale and mid-price hotel rooms throughout the United States.

                Additionally, the Company has increased availability under its line of credit from $30 million to $50 million, reduced its borrowing rate from LIBOR plus 2.75% to LIBOR plus 1.90%, with additional reductions to LIBOR plus 1.75% upon meeting certain other financial conditions, and has applied for a $9.9 million 10-year fixed-rate term loan which will be secured by two of its hotels.

                The following tables summarize average occupancy, average daily rate ("ADR") and REVPAR on a same-unit-sales (2,612 rooms) basis for the hotels.


                         SELECTED FINANCIAL INFORMATION

                              Three Months Ended             Nine Months Ended
                                 September 30,                 September 30,
                              1996           1995            1996         1995
                             Actual        Pro Forma        Actual      Pro Forma
                             ------        ---------        ------      ---------
ALL HOTELS:
Occupancy                      71.4%          75.9%          66.5%         69.9%
ADR                          $63.52         $58.59         $62.40        $58.74
REVPAR                       $45.38         $44.48         $41.51        $41.08
REVPAR Growth                   2.0%                         (1.0)%

NON-RENOVATION HOTELS:
Occupancy                      76.3%          77.0%          72.2%         73.1%
ADR                          $63.02         $57.38         $63.20        $58.39
REVPAR                       $48.08         $44.19         $45.62        $42.68
REVPAR Growth                   8.8%                          6.9%

RENOVATION HOTELS:
Occupancy                      60.7%          73.5%          57.3%         64.8%
ADR                          $64.91         $61.38         $60.77        $59.39
REVPAR                       $39.37         $45.13         $34.83        $38.49
REVPAR Growth                 (12.8)%                        (9.5)%

RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the three months ended September 30, 1996 to September 30, 1995 -- Actual versus Pro Forma Operations

       The Company's three most recently acquired hotels in South San Francisco, California, Renton, Washington, and Price, Utah led the Company's strong third quarter performance with better than expected results. These three hotels provided an 18.2% increase in REVPAR in the third quarter of 1996 when compared with the corresponding period in 1995. The increase, which is representative of the Company's results for newly acquired hotels in their first few months of operations, continues to indicate the Company's ability to identify significantly under performing hotels with turn-around potential. On average, for the ten hotels acquired since the IPO through September 30, 1996, the Company has been able, through the efforts of its Lessee's sales and marketing program, to achieve 18.9% REVPAR growth in the first two months of operations immediately following acquisition and before any redevelopment or renovation activity has commenced.

       Revenues were also improved in the third quarter of 1996 when compared to the corresponding quarter of 1995 by the results of operations from recently redeveloped and renovated hotels. Results of operations has been positive for those hotels in which redevelopment has been completed when the hotel has resumed normalized operations. For the Holiday Inn in Steamboat Springs, Colorado, in its first month of normalized operations since redevelopment, REVPAR growth was 31.8%, and, for the Hampton Inn in Oakland, California, REVPAR growth was 10.6% during that same period.

       During the entire third quarter of 1996, all of the remaining Cypress Inn hotels purchased in February of 1996 were undergoing significant redevelopment. The 114-room hotel in Clackamas, Oregon, one of six Cypress Inn hotels acquired by the Company in February of 1996 for $15 million, was renovated and re-flagged as a Hampton Inn in September 1996. Two additional Cypress Inn hotels also reopened with new flags in September: the 122-room hotel in Kent, Washington as a Holiday Inn and Suites and a 63-room hotel in Poulsbo, Washington as a Holiday Inn Express. The final Cypress Inn hotel located in Portland, Oregon reopened as a Holiday Inn Express in October 1996.

       (The Company disposed of the remaining two Cypress Inn hotels in May 1996, without any gain at a sale price of $4 million.) The four retained properties were redeveloped with capital improvements costing $5.5 million for a total net cost of $16.5 million, or $43,000 per room, significantly below replacement costs. In October 1996, the first month of normalized operations for the three hotels reopening in September, REVPAR gains were 13.6%. The overall 16.5% average REVPAR growth for the Company's portfolio of six redeveloped hotels in the first month of normalized operations indicates the potential for REVPAR gains for the Company in future periods.

       The Company also opened in September of 1996 the newly-developed, 78-room Residence Inn in Highlands Ranch, Colorado at a cost of $5.4 million. In its first month of normalized operations (October 1996), 70.1% occupancy was achieved with an ADR of $90.23.

       REVPAR for the seven hotels that were owned by the Company or its predecessor for the entire third quarter of 1995 and 1996 (and which were not undergoing redevelopment or significant renovation) increased 6.0%, from $42.73 to $45.31 during such periods. With respect to the Company's fourteen hotels not undergoing redevelopment or renovation during this period, (i.e., all hotels except the Doubletree-Santa Fe, New Mexico hotel, the Hampton Inn-Oakland, California hotel, and the four Cypress Inn hotels located in Washington and Oregon), REVPAR rose 8.8% from the third quarter of 1996, as compared to the corresponding period in 1995, from $44.19 to $48.08.

       REVPAR for the six hotels undergoing redevelopment or renovation (including the Holiday Inn in Steamboat Springs, Colorado; the Doubletree Hotel in Santa Fe, New Mexico and the Cypress Inn hotels as discussed above but, not including the Residence Inn in Highlands Ranch, Colorado which was under construction) decreased 12.8% from $45.13 to $39.37, for the third quarter of 1996 as compared to the corresponding period in 1995. The Company's strong portfolio performance was also impacted by less than satisfactory results from the Company's Doubletree hotel in Santa Fe, New Mexico. The Santa Fe market has experienced a recent down turn which resulted in a 17.1% decrease in REVPAR for this property for the third quarter of 1996 in comparison to the same period of 1995. However, such renovations are expected to generate increased revenue at these hotels beginning in the fourth quarter of 1996; and indeed, REVPAR gains for the Santa Fe property were 8.8% in October of 1996 due to the increased marketing efforts of the Lessee.

       Overall, comparing actual results for the third quarter of 1996 to pro forma results for the third quarter of 1995, revenues increased 59.3% from $2.7 million to $4.3 million and net income increased 33.3%, from $1.5 million to $2.0 million as a result of the Company's internal and external growth strategies, despite the fact that six hotels were undergoing redevelopment or renovation during the third quarter of 1996. Actual results for the third quarter of 1996 include the results of the ten hotels acquired by the Company in connection with its IPO in August 1995, plus the ten hotels subsequently acquired through September 30, 1996. Pro forma results for 1995 include the results of the ten hotels acquired by the Company in connection with the IPO.

SEASONALITY AND DIVERSIFICATION

       Demand is affected by normally recurring seasonal patterns. Historically, the Company's portfolio of hotels as a whole has performed better in the first and third quarters due to the positive and negative effects of the winter season. Future acquisitions may further affect the seasonality of the Company's current portfolio.

       The Company has implemented a business strategy of franchise and geographic diversification. The following tables summarize certain information for the Company's hotels with respect to franchise affiliations and distribution of hotels throughout the western United States for the nine months ended September 30, 1996.

                             FRANCHISE AFFILIATIONS
                           (As of September 30, 1996)


                                       Percentage                     Percentage of
Franchise System            Rooms       Of Rooms     Gross Revenues  Gross Revenues
---------------------       -----        -----        -----------     -------------
Courtyard by Marriott         279         10.7%       $ 2,679,000         10.2%
Comfort Suites                165          6.3            602,000          2.3
Hampton Inns                  939         31.6         12,193,000         46.0
Holiday Inns                  938         25.6          8,862,000         33.5
Residence Inns                 78          3.0             28,000           .1
Doubletree Hotels             213          8.1          2,098,000          7.9
                            -----        -----        -----------        -----
                            2,612        100.0%       $26,462,000        100.0%
                            =====        =====        ===========        =====


                           GEOGRAPHIC DIVERSIFICATION
                           (As of September 30, 1996)


                               Percentage                           Percentage of
State              Rooms        Of Rooms       Gross Revenues          Revenues
----------         -----         -----          -----------         -------------
Arizona              118           4.5%         $ 1,791,000              6.8%
California           727          27.8            6,647,000             25.1
Colorado             753          28.8            9,510,000             35.9
New Mexico           213           8.2            2,097,000              7.9
Oregon               199           7.6            1,583,000              6.0
Utah                 229           8.8            1,456,000              5.5
Washington           373          14.3            3,378,000             12.8
                   -----         -----          -----------            -----

Total              2,612         100.0%         $26,462,000            100.0%
                   =====         =====          ===========            =====


                           GEOGRAPHIC DIVERSIFICATION
                            (As of October 31, 1996)


                               Percentage
State              Rooms        Of Rooms
----------         -----         -----
Arizona              645          20.5%
California           727          23.2
Colorado             753          24.0
New Mexico           213           6.8
Oregon               199           6.3
Utah                 229           7.3
Washington           373          11.9
                   -----         -----
Total              3,139         100.0%
                   =====         =====

LIQUIDITY AND CAPITAL RESOURCES

       Cash Flows Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short and long term basis to meet its operating cash requirements. The Company is required under the Percentage Leases to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of the room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund such periodic repairs, replacements and refurbishments.

       For the nine months ended September 30, 1996, capital redevelopment and renovation expenditures made by the Company amounted to $8.4 million, or 35.4% of room revenues totaling $23.7 million for the same period. Management estimates that recurring capital expenditures for its continuously owned and acquired hotels that have been recently redeveloped will be significantly less than 4% of room revenues in the next 12 months. Since inception, the Company has paid dividends and distributions totaling $6.1 million representing $0.23 per share on a quarterly basis. On October 18, 1996, the Company increased its regular quarterly dividend to $0.25 per share, an 8.7% increase. The dividend was declared payable on November 15, 1996 to shareholders of record on November 1, 1996.

       Cash flows from Investing and Financing Activities. Additionally, the Company intends to finance the acquisition of additional hotels, hotel renovations and non-recurring capital improvements principally through the line of credit with Bank One of Arizona, N.A. (the "Line of Credit") and, when market conditions warrant, to issue additional equity or debt securities. As of November 14, 1996, the Company had $25.7 million available on its $50 million line of credit. Interest accrues on advances under the Line of Credit at a rate equal to LIBOR plus 1.90%, and reduced to LIBOR plus 1.75% if the Company satisfies certain financial requirements. The Line of Credit provides for a $5 million working capital subfacility and a $5 million construction subfacility. The Company has the option each year to extend the two-year revolving term period by an additional year upon the payment of a 0.375% extension fee and certain other conditions. Upon termination of the revolving term period, the Company may under certain conditions, including payment of a 1% fee, convert the outstanding balance into a three-year term loan.

       The Line of Credit is guaranteed by Mr. Alter, Mr. Biederman and certain other individuals and is secured by first mortgages on 18 of its 23 hotels and may be secured by currently unencumbered or additional hotels acquired by the Company in the future. However, the Company has the option of owning hotels not subject to the lien securing the Line of Credit so long as no proceeds under the Line of Credit are used with respect to such hotels and any other lender loaning against such hotels limit its liens to only those hotels. This feature of the Line of Credit gives the Company the ability to separately finance on a long-term basis certain of its hotels. The Company has applied for a $9.9 million, 10-year fixed rate loan to be secured by the Hampton Inns in Denver, Colorado, and Mesa, Arizona. The Line of Credit may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. However, because Messrs. Alter and Biederman and certain affiliates would suffer adverse tax consequences if the Company's mortgage indebtedness were reduced below $8.4 million, the Company does not anticipate reducing its mortgage indebtedness below this amount.

       The Company continues to pursue its strategy of redeveloping, renovating and repositioning under performing hotels. During the first three quarters of 1996, redevelopment and renovation work has substantially been completed at seven hotels at a cost of $11.6 million. The Company expects that redevelopment of six recently acquired hotels will be completed in 1997 for an amount up to approximately $8.0 million. The redevelopment and renovation program is expected to be funded entirely by excess operating cash flows and borrowings under the Line of Credit.

       Since the IPO, the Company has expended over $71.7 million in acquiring hotel assets. As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Line of Credit or other borrowing and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth.

         Inflation. Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessee's ability to raise room rates in the face of inflation.

FUNDS FROM OPERATIONS (FFO).

Management believes that FFO is one measure of financial performance of an equity REIT such as the Company. On a pro forma basis, FFO (as defined by the National Association of Real Estate Investment Trusts) (1) for the third quarter of 1996 grew by 47.0% from $2.4 million to $3.5 million, as indicated in the following table:

                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                         September 30,
                                               1996                1995                1996              1995
                                              Actual            Pro Forma             Actual           Pro Forma
                                           -----------          ----------          ----------         ----------
  Income before minority interest          $ 2,287,000          $1,852,000          $4,998,000         $4,935,000
  Real estate related depreciation           1,211,000             528,000           3,057,000          1,561,000
                                           -----------          ----------          ----------         ----------
        Funds from operations              $ 3,498,000          $2,380,000          $8,055,000         $6,496,000
                                           ===========          ==========          ==========         ==========

  Weighted average number of units          10,048,990           7,659,500           8,513,217          7,659,500

Dividends (2)                              $ 2,512,248          $6,075,099
FFO Payout Ratio                                  71.8%               75.4%
FAD Payout Ratio                                  81.1%               85.5%


--------------------------------------------------------------------------------

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

(2) Based on weighted average units outstanding. During the third quarter of 1996, the Company issued 4.6 million shares of common stock at $10.00 per share in a secondary public offering. The actual cash dividends and distributions to be paid on November 15, 1996, is $3,097,013 based on 12,388,050 million shares and units outstanding immediately after the secondary offering.




The Lessee

       For a discussion of the Lessee's operations and a comparison of the quarter ended September 30, 1996 and September 30, 1995, see "Results of Operations of the Company." For the third quarter of 1996, the Lessee reported income of $25,000. For the nine months ended September 30, 1996, the total amount paid to the Lessee by the REIT in terms of net income earned by the Lessee, including the 2% management fee paid to the Management Company, was $526,000 which represented 2.0% of total revenues of $26.5 million for the period. Offsetting the $526,000, the Lessee expended $1.2 million for capitalized costs incurred by the Lessee during redevelopment of certain hotels during this nine month period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:



 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 3.1                 Amended Articles of Incorporation of the Company, as further  amended by the Articles of
                     Amendment  of  the Company,  as  filed  with the  State  Department  of  Assessments and
                     Taxation  of  Maryland on  November 9,  1994,  filed  as Exhibit  3.1  to the  Company's
                     Registration Statement No. 33-84346 and incorporated herein by this reference.

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

 10.1.1              First Amendment to First Amended and Restated Agreement of  Limited Partnership dated as of December 12,  1995, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-
                     K for  the year ended  December 31, 1995  (the "1995  10-K") and incorporated herein  by this reference.

 10.1.2              Second Amendment  to First Amended  and Restated Agreement of  Limited Partnership dated as of  December  28, 1995,  filed as  Exhibit  10.1.2 to  the  Company's 1995  10-K  and incorporated herein by this reference.

 10.1.3              Third Amendment to First Amended  and Restated Agreement of Limited Partnership dated as of March 17, 1996, filed  as Exhibit 10.1.3 to the Company's Registration  Statement No.
                     333-07685 and incorporated herein by this reference.

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.1.4              Fourth Amendment  to First Amended  and Restated Agreement of  Limited Partnership dated as of  March 28, 1996, filed as  Exhibit 10.1.4 to the  Company's Registration Statement
                     No. 333-07685 and incorporated herein by this reference.

 10.1.5              Fifth Amendment to First Amended  and Restated Agreement of Limited Partnership dated as of July 31,  1996, filed as Exhibit  10.1.5 to the Company's  Registration Statement No.
                     333-07685 and incorporated herein by this reference.

 10.1.6*             Sixth Amendment to First Amended  and Restated Agreement of Limited Partnership dated as of August 10, 1996.

 10.1.7*             Seventh Amendment to First Amended  and Restated Agreement of Limited  Partnership dated as of September 10, 1996.

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

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.2.5              Lease Agreement  dated as of  August 16, 1995  by and between  Sunstone Hotel Investors,
                     L.P., as  lessor, and Sunstone Hotel  Properties, Inc., as  lessee, for the  Holiday Inn
                     Hotel located in Steamboat Springs, Colorado, filed  as Exhibit 10.2.5 to the  Company's
                     1995 10-K and incorporated herein by this reference.

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

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.2.12             Lease Agreement  dated February 2, 1996  by and between Sunstone  Hotel Investors, L.P., as lessor,  and Sunstone Hotel Properties,  Inc., as lessee,  for the Cypress  Inn hotel located in  Clackamas, Oregon, filed as  Exhibit 10.2.12 to the  Company's First Quarter
                     1996 10-Q/A and incorporated herein by this reference.

 10.2.13             Lease Agreement  dated February 2, 1996  by and between Sunstone  Hotel Investors, L.P., as lessor, and  Sunstone Hotel Properties,  Inc., as lessee,  for the Cypress  Inn hotel located in  Kent, Washington, filed  as Exhibit  10.2.13 to the  Company's First Quarter
                     1996 10-Q/A and incorporated herein by this reference.

 10.2.14             Lease Agreement  dated February 2, 1996  by and between Sunstone  Hotel Investors, L.P., as lessor, and  Sunstone Hotel Properties,  Inc., as lessee,  for the Cypress Inn  hotel located  in Poulsbo, Washington, filed as Exhibit 10.2.14 to the Company's First Quarter
                     1996 10-Q/A and incorporated herein by this reference.

 10.2.15             Lease Agreement  dated February 2, 1996  by and between Sunstone  Hotel Investors, L.P., as lessor, and  Sunstone Hotel Properties,  Inc., as lessee, for  the Cypress Inn  hotel located in  Portland, Oregon, filed as  Exhibit 10.2.15 to  the Company's  First Quarter
                     1996 10-Q/A and incorporated herein by this reference.

 10.2.16             Lease Agreement dated  March 28, 1996 by and between  Sunstone Hotel Investors, L.P., as lessor, and  Sunstone Hotel Properties, Inc.,  as lessee, for the  Courtyard By Marriott
                     Hotel  located in  Riverside,  California, filed  as  Exhibit 10.2.16  to  the Company's
                     Registration Statement No. 333-07685 and incorporated herein by this reference.

 10.2.17             Lease Agreement dated  June 28, 1996 by  and between Sunstone Hotel Investors,  L.P., as lessor,  and Sunstone  Hotel  Properties, Inc.,  as  lessee  for the  Holiday  Inn Hotel located in Renton, Washington,  filed as Exhibit 10.2.17  to the Company's  Registration
                     Statement No. 333-07685 and incorporated herein by this reference.

 10.2.18**           Lease Agreement dated August 13, 1996 by and between Sunstone Hotel Investors,  L.P., as lessor, and Sunstone  Hotel Properties, Inc., as lessee, for  the Days Inn Hotel located in Price, Utah.

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.2.19**           Lease Agreement dated September 20,  1996 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc.,  as lessee, for the Residence Inn  Hotel located in Highlands Ranch, Colorado.

 10.2.20**           Lease Agreement dated August 13, 1996 by and between  Sunstone Hotel Investors, L.P., as lessor,  and Sunstone  Hotel Properties, Inc.,  as lessee, for the  Comfort Suites Hotel located in South San Francisco, California.

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

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.10               1994 Directors Plan, filed as  Exhibit 10.10 to the Company's Registration Statement No.
                     33-84346 and incorporated herein by this reference.

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

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.18               Agreement of  Purchase and  Sale between the  Partnership and  Steamboat Hotel Partners,
                     Ltd.  dated  as  of  September 23,  1994,  filed  as  Exhibit  10.18  to  the  Company's
                     Registration Statement No. 33-84346 and incorporated herein by this reference.

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

 10.21               Hotel  Sale Agreement between the Management Company and Sunworld Properties dated as of
                     June 19, 1995, filed  as Exhibit 10.21 to  the Company's Registration Statement No.  33-
                     84346 and incorporated herein by this reference.

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

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.26               First Amendment  to Agreement  of Purchase  and Sale  between the Partnership  and Craig
                     Hotel Partners  Limited Liability Co. dated as of  June 19, 1995, filed as Exhibit 10.26 to the  Company's Registration Statement No.  33-84346 and  incorporated herein by  this reference.

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

 10.30.2             Amendment  Number Two to Third Party Pledge Agreement  effective as of February 2, 1996, filed  as  Exhibit 10.30.2  to the  Company's Registration  Statement No.  333-07685 and
                     incorporated herein by this reference.

 10.30.3             Amendment Number  Three to Third  Party Pledge Agreement  effective as of May  30, 1996, filed  as Exhibit  10.30.3 to  the Company's  Registration  Statement No.  333-07685 and
                     incorporated herein by this reference.

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.30.4             Amendment Number  Four to Third  Party Pledge Agreement  effective as of  June 28, 1996, filed  as Exhibit  10.30.4 to  the Company's  Registration Statement  No.  333-07685 and
                     incorporated herein by this reference.

 10.30.5*            Amendment Number Five to Third Party Pledge Agreement effective as of August 13, 1996.

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

 10.35.1             Amended  and Restated  Loan  Agreement by  and  between  the Partnership  and  Bank One,
                     Arizona, N.A.  dated as  of June  21, 1996,  filed as  Exhibit 10.35.1 to  the Company's
                     Registration Statement No. 333-07685 and incorporated herein by this reference.

 10.36               Purchase and  Sale Agreement  and  Joint Escrow  Instructions  dated December  20,  1995 between the Partnership and  HL Project I Limited Liability Company, a  Delaware limited liability company,  filed as Exhibit 10.36  to the Company's  First Quarter  1996 10-Q/A
                     and incorporated herein by this reference.

 Exhibit
   No.                                     Description
-------------------------------------------------------------------------------------------------------------
 10.37               Purchase and Sale Agreement dated  May 28, 1996 between the Partnership and Renton Joint
                     Venture,  a  Washington  joint  venture,  filed  as   Exhibit  10.37  to  the  Company's
                     Registration Statement No. 333-07685 and incorporated herein by this reference.

 10.38               Capital  Contribution  Agreement  dated  March  28,  1996  between  the  Partnership and
                     Riverside Hotel Partners,  Inc., filed  as Exhibit 10.38 to  the Company's  Registration
                     Statement No. 333-07685 and incorporated herein by this reference.

 10.39               Purchase  and Sale Agreement  dated July 11,  1996 between the Partnership  and Bay City
                     Hospitality, Inc., a  California corporation,  filed as Exhibit  10.39 to  the Company's
                     Registration Statement No. 333-07685 and incorporated herein by this reference.

 10.40               Purchase  and Sale  Agreement dated  July  11, 1996  between the  Partnership  and Price
                     Hospitality,  Inc.,  a Utah  corporation,  filed  as  Exhibit  10.40  to  the  Company's
                     Registration Statement No. 333-07685 and incorporated herein by this reference.


--------------------

*  Filed herewith; All other exhibits previously filed.
** Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed under this Exhibit.


      (a)   Exhibit 27 - Financial Data Schedule


      (b)   Reports on Form 8-K:

            A Current Report on Form 8-K (the "8-K") dated August 13, 1996, was filed in the quarter ended September 30, 1996, with disclosure under Item 2.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 14, 1996.

                         SUNSTONE HOTEL INVESTORS, INC.



                         By:  /s/ Robert A. Alter
                              ----------------------------------
                              Robert A. Alter
                              President, Chief Financial Officer, Secretary and Chairman of the Board of Directors