Form 10-K
period 1996-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1997-03-18
CIK 930600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 ---------------
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                 to

                         Commission file number 0-26304

                         SUNSTONE HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
                              --------------------

          Maryland                                        52-1891908
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

         Yes  /X/   No / /

         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Based on the closing sale price on New York Stock Exchange on March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $192,669,323.

         As of March 3, 1997, there were 15,543,719 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held April 17, 1997.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                  DECEMBER 31, 1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I


                                                                                             PAGE
                                                                                             ----
ITEM 1.      BUSINESS..............................................................             1

ITEM 2.      PROPERTIES............................................................            15

ITEM 3.      LEGAL MATTERS.........................................................            20

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................            20

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS...............................................................            21

ITEM 6.      SELECTED FINANCIAL DATA...............................................            22

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.................................................            24

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................            32

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE..................................................            32

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......................            32

ITEM 11.     EXECUTIVE COMPENSATION................................................            32

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........            32

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................            32

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......            34

                                     PART I

       Forward-Looking Statements

             When used throughout this Annual Report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the lodging industry, the balance between supply and demand for hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, and the availability of capital to finance planned growth, are described but are not limited to those disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEM 1. BUSINESS

       GENERAL

             Sunstone Hotel Investors, Inc. (the "Company" or "Sunstone") is a real estate investment trust ("REIT") with an acquisition, renovation and repositioning strategy that currently focuses its acquisition strategy exclusively in the Western United States. The Company brands its hotels with strong national franchises that are among the most respected and widely recognized brand names in the lodging industry. The majority of the Company's hotel portfolio consists of full service and upscale extended stay properties (71%) with the remainder of the Company's portfolio consisting of mid-price limited service properties located primarily in markets where significant barriers exist for new competitive supply. As of March 3, 1997 the Company has a market capitalization of approximately $270 million.

              Geographically, 51% of the Company's portfolio is located in the Pacific Coast states of California, Oregon and Washington, where California's much-improved economic fundamentals have given a boost to the hotel industry and have caused domestic outmigration to subside. The balance of the Company's portfolio is in the Mountain states, which according to the U.S. Census Bureau posted the fastest population growth in the country in 1995 and 1996.

              Sunstone is a self-administered REIT whose hotel operating strategy emphasizes a commitment to increase market share at each of its hotels. The Company is able to achieve this increase in market share through an expansion of a strong base of direct sales and marketing with an emphasis on repeat customers. The Company is able to increase its customer base by providing a high level of guest satisfaction, high-quality facilities and quality food and beverage services through its program of subleasing its food and beverage operations to national and regional restaurant chains.

              While national in scope, success in the hospitality industry is measured by competition in local markets and is a street-corner-by-street-corner business. Sunstone distinguishes itself in competing local hotel markets by providing high levels of service and value to its guests, with high-quality hotels combined with superior marketing practices. Based on data provided by Smith Travel Research, the Company believes that its portfolio of renovated and rebranded hotels consistently outperforms the industry's average year-over-year growth in revenues by a significant margin and averaged 8.7% growth in revenue per available room ("REVPAR") for 1996 compared to 6.7% and 5.4% average REVPAR growth for the mid-price and upscale segments of the lodging industry, respectively, the segments which are most representative of the Company's hotels.

             The lodging industry as a whole, and the mid-price and upscale segments in particular, are benefiting from a favorable supply and demand imbalance in the United States. Based on data provided by Smith Travel Research, the Company believes that demand for rooms, as measured by annual domestic occupied room nights, increased 3.8% and 2.6% in 1995 and 3.3% and 3.4% in 1996 for the mid-price and upscale segments, respectively. Future demand growth for these two segments is forecasted to be 2.2% per year through 1999 and revenue growth for the entire hotel industry is forecasted to be 5.4%, 5.1% and 4.9% for the years 1997, 1998 and 1999, respectively.

             Management believes that the recent increase in demand has resulted primarily from an improved economic environment and a corresponding increase in business travel, as well as favorable demographic factors. In spite of increased demand for rooms, the room supply growth rate has generally not kept pace with the growth in demand in the markets in which the Company owns hotels. This supply and demand imbalance is significantly greater in the Pacific States. Management believes that this lag in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for hotels in the markets in which the Company operates, more disciplined financing for new hotel construction and the availability of existing properties for sale at a discount to their replacement cost. The Company expects this supply and demand imbalance, particularly in the Western United States, to continue, which should, if current trends continue, result in increased REVPAR for its hotels, and consequently, lease revenue to the Company in the near term.

             The Company's operating strategy in 1996 has been to increase REVPAR by emphasizing increases in average daily rate ("ADR"). This strategy has been implemented by replacing certain discounted group business with higher-rated group and transient business and by selectively increasing room rates. The Company has been successful in this strategy because of 1) the relatively high occupancy rates at certain of its hotels, 2) the success of the Company's superior marketing strategy implemented at each recently acquired hotel and 3) the effects of repositioning recently acquired hotels as high-quality properties through the Company's redevelopment and rebranding program. As a result of the Company's operating strategy, on a comparable basis, REVPAR for the 14 hotels not undergoing renovation during 1996 increased approximately 8.7% in 1996 over 1995.

             Furthermore, because the Company's lease structure with the hotel operator is designed to capture predominantely all of the potential up-side in revenue increases, increases in REVPAR generally yield greater percentage increases in lease revenue to the REIT. Accordingly, for the 10 continuously-owned, nonrenovation hotels, a 6.0% increase in hotel room revenues yielded a 10.8% increase in comparable lease revenue to the Company in 1996.

       ORGANIZATION AND INITIAL PUBLIC OFFERING

             The Company is a Maryland corporation which was formed on September 21, 1994. The Company completed an initial public offering (the "IPO") on August 16,1995. The Company contributed all of the net proceeds of the IPO to Sunstone Hotel Investors, L.P. (the "Partnership") in exchange for an approximately 82.5% aggregate equity interest in the Partnership. The Company conducts all its business through and is the sole general partner of the Partnership. As of March 3, 1997, the Company has a 87.4% aggregate equity interest in the Partnership.

             In order for the Company to qualify as a REIT under Federal income tax law, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases its hotels to Sunstone Hotel Properties, Inc., a Colorado corporation (the "Lessee"), pursuant to percentage leases (the "Percentage Leases") with initial terms of ten years, which provide for rent payments based principally on a percentage of room revenues of the hotels. The Lessee pays the recurring franchise fees, management fees and certain other operating expenses of the hotels. The Lessee is owned by Robert A. Alter, Chairman and President of the Company, and Charles L. Biederman, director and Executive Vice President of the Company. Certain management functions including all finance and accounting responsibilities are provided by Sunstone Hotel Management, Inc., a Colorado corporation (the "Management Company"), pursuant to a management agreement between the Lessee and the Management Company for a fee equal to 2% of gross revenues of the hotels plus reimbursement of accounting costs. The Management Company is wholly-owned by Mr. Alter.

       GROWTH STRATEGY

             The Company's growth strategy is to enhance stockholder value by increasing cash available for distribution per share to the holders of its common stock by:

             - Acquiring underperforming hotels located primarily in the western United States that are, or can be redeveloped and repositioned into, nationally franchised mid-price and upscale hotels, with an increasing emphasis on multi-property acquisitions;

             - Enhancing the operating performance of hotels owned or acquired by the Company through selective renovation, redevelopment and rebranding, and improved management and marketing; and;

             - Selectively developing new mid-price and upscale hotels in markets where room demand and other competitive and economic factors justify new construction.

             The Company believes that there will continue to be substantial acquisition, redevelopment, renovation and repositioning opportunities in the near future in the mid-price and upscale hotel markets in the Western United States. The Company believes these opportunities will result from the aging of a significant portion of the nation's hotel supply and the recent imposition of capital expenditure and other modernization requirements by certain national hotel franchisors on the owners of franchised hotels, many of which are small independent hotel companies or private hotel owners that may be unwilling or unable to satisfy such requirements.

             Since its IPO in August 1995 through March 3, 1997, the Company has:

             - Acquired 15 hotels for purchase prices aggregating $108.3 million;

             - Completed construction of a 78-room Residence Inn for approximately $5.2 million, which opened in September 1996;

             - Increased the number of rooms in its portfolio by 184%, to 3,771, through acquisition and development;

             - Completed $9.6 million in redevelopment and renovations to seven of its hotels;

             - Entered into a contract to acquire a 166-room full-service convention hotel located in Pueblo, Colorado for $8.4 million upon completion of construction by an unaffiliated developer, which is expected to occur in the second quarter of 1998;

             - Completed two secondary offerings of Common Stock in August 1996 and January 1997 providing gross proceeds of $106 million including, in each case, the full exercise of the underwriters' over-allotment options;

             - Increased availability under the Company's line of credit from $30 million to $50 million, and reduced the borrowing cost from LIBOR plus 2.75% to LIBOR plus 1.75%;

             -     Listed its securities on the New York Stock Exchange;

             - Entered into a master development agreement with U.S. Franchise Systems, Inc. and Hawthorn Suites Franchising, Inc. to franchise extended-stay Hawthorn Suites in several major urban markets on the Pacific Coast.

             In addition to significantly expanding its hotel portfolio, the Company has generated internal revenue growth by renovating or redeveloping many of its hotels, and by improving the management and marketing programs at these hotels. The Company believes that its recently completed and planned future redevelopment and renovation activities, as well as improvements in management and marketing, will continue to fuel REVPAR growth at its hotels, thereby increasing revenue to the Company. The Company is currently planning to redevelop or renovate, during the first and second quarters of 1997, each of the seven hotels acquired since June 1996, for an estimated cost of $11.6 million through completion.

External Growth -- Completed Acquisitions

The following table sets forth certain information with respect to the Company's hotel acquisitions, including those acquired in the IPO and thereafter.


                                                                         HOTELS                         ROOMS
                                                                ------------------------      -------------------------
                                                                 NUMBER       CUMULATIVE       NUMBER        CUMULATIVE
DATE ACQUIRED            PROPERTIES                             OF HOTELS       TOTAL         OF ROOMS          TOTAL
-------------            ----------                             ---------       -----         --------          -----
August 1995 (IPO)        Initial Hotels                            10             10           1,331(2)         1,331

December 1995            Hampton Inn,                               1             11             152            1,483
                            Oakland, California

December 1995 (1)        Residence Inn, Highlands Ranch             1             12             78             1,561
                              (Denver), Colorado

February 1996            Cypress Inn Hotels:                        4             16             384            1,945
                            Holiday Inn Hotel & Suites
                                Kent, Washington
                            Holiday Inn Express,
                                Poulsbo, Washington
                            Holiday Inn Express,
                                Portland, Oregon
                            Hampton Inn, Clackamas
                               (Portland), Oregon

April 1996               Courtyard by Marriott,                     1             17             163            2,108
                            Riverside, California

June 1996                Holiday Inn Select,                        1             18             188            2,296
                            Renton, Washington

August 1996              Comfort Suites,                            1             19             165            2,461
                           South San Francisco, California
                         Holiday Inn Hotel & Suites,                1             20             151            2,612
                            Price, Utah (3)

October 1996             Holiday Inn, Mesa, Arizona                 3             23             527            3,139
                         Holiday Inn, Flagstaff, Arizona
                         Hampton Inn, Tucson, Arizona

December 1996            Radisson Suites Hotel,                     1             24             250            3,389
                            Oxnard, California(4)

January 1997             Holiday Inn-Harbor View,                   2             26             382            3,771
                            San Diego, California
                         Ramada Hotel,
                            Cypress, California(5)

--------------------------------------------------------------------------------

(1) The Company acquired the land on this date; the hotel opened on September 20, 1996.

(2) The total number of rooms at the time of the IPO was 1,328. In connection with the redevelopment of the Doubletree-Santa Fe, New Mexico hotel, three rooms were added.

(3) This hotel is currently operated under another national franchise license for the hotel, subject to the completion of certain renovations and improvements, which the Company estimates will be completed during the second quarter of 1997.

(4) The Company will rebrand this hotel as a Residence Inn by Marriott upon completion of its renovation which is expected to be completed in the second quarter of 1997.

(5) The Company will rebrand this hotel as a Courtyard by Marriott upon completion of its renovation which is expected to be completed in the second quarter of 1997.

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

             Lessee Marketing. The Company's Lessee uses a management-by-objective sales program to coordinate, direct and manage the sales activities of personnel located at each hotel. The Lessee is required under the applicable Percentage Lease to implement this sales program. Under each Percentage Lease, the Lessee is also obligated to have a sales manager at each hotel, as reasonably required by the Company, to coordinate, direct and manage the sales activities of personnel located at that hotel in order to maximize revenue.

             These marketing activities significantly contributed to the growth in REVPAR for the Company's acquired hotels during 1996. On average, the implementation of the required sales program has increased same-unit-sales REVPAR growth 13.0% for its acquired hotels -- before any improvements to the physical condition of the hotel are made by the Company -- when compared to the respective corresponding periods in the prior year. For example, the newly acquired and yet-to-be renovated hotels contributed to the Company's positive results in the fourth quarter of 1996, with the Price, Utah property (which the Company will rebrand as a Holiday Inn Hotel & Suites after renovation), the Renton, Washington Holiday Inn and the South San Francisco, California Comfort Suites posting REVPAR growth of 18.0%, 13.1% and 10.6%, respectively, in comparison to the fourth quarter of 1995.

             Renovations. The Company upgrades its hotels to meet competitive conditions and occupancy levels and renovates its hotels when the Company believes such renovations will increase revenue to the Company under the Percentage Leases or will otherwise be in the best interest of the Company. In addition, the Percentage Leases require the Lessee to maintain and repair the hotels in a condition that complies with the standards of the respective franchise agreements, among other requirements. This strategy is designed to enhance the revenue growth and economic performance of each hotel and to maintain or increase each hotel's market share. Management generally conducts renovation work during off-peak periods and in a manner least disruptive to hotel operations; however, there can be no assurance that, due to possible construction delays, environmental problems or other reasons, management will be successful in its efforts to minimize disruptions to hotel operations. The Company believes that its recently completed and planned future redevelopment and renovation activities will continue to improve REVPAR growth at its hotels, thereby increasing revenue to the Company.

             For example, during 1996 the Company completed $9.6 million of redevelopment and renovations to its eight hotels acquired before June 1996. Normal operations did not resume at most of these properties until the beginning of the fourth quarter of 1996. However, the emerging contribution of these hotels in the fourth quarter was significant. The Santa Fe, New Mexico Doubletree Hotel, the Kent, Washington Holiday Inn Hotel & Suites and the Clackamas, Oregon Hampton Inn lead the way posting REVPAR growth of 33.5%, 31.6% and 28.2%, respectively, compared to pre-renovation operations for the corresponding quarter in 1995.

       Development Strategy

             As a secondary growth strategy, the Company will develop and construct hotels in markets where a particular franchise brand or hotel product type is absent. During 1996, the Company completed the construction of a 78-room Residence Inn in Highlands Ranch (Denver), Colorado for approximately $5.2 million, which opened in September 1996. In its first full quarter of operations, the hotel achieved an ADR of $89.92 and occupancy of 76.0%. Other than the acquisition of the Pueblo, Colorado hotel currently under construction by an unaffiliated developer, the Company presently has no plans to commence any such development or construction and, in the absence of a strategic opportunity consistent with its growth strategies, intends to focus on the implementation of its acquisition and internal growth strategies for the foreseeable future.

       TAX STATUS

             The Company has elected to be taxed as a REIT under Section 856 of the Code, commencing with its taxable year ending December 31, 1995. If the Company qualifies for taxation as a REIT, then under current federal income tax laws the Company generally will not be taxed at the corporate level to the extent it currently distributes at least 95% of its net taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property and to federal income and excise tax on its undistributed income.

       COMPETITION

             Intense competition exists for investment opportunities in mid-priced and upscale hotels from entities organized for purposes substantially similar to the Company's objectives as well as from other purchasers of hotels. The Company competes for such hotel investment opportunities with entities which have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. The Company believes that the inclusion of not only underperforming, but also undercapitalized properties as well as secondary markets in its strategy lessens competition for the types of properties targeted by the Company.

             There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own portfolios, while others actively pursue contracts for these services with third party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive.

             There is significant operational competition in the hotel industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the Western United States. Competition is primarily in the areas of price, location, quality and services. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. However, the Company believes that its management is sufficiently experienced, and the markets which the Company targets for acquisitions and operations have historically had less competition than in other larger markets, enabling the Company to compete successfully. There can be no assurances, however, that competitors will not develop or renovate hotels in the secondary markets in which the Company has historically operated. Increased competition may have a negative impact on the Company's operating results and consequently cash available for distribution.

       FRANCHISE LICENSING

             The hotels owned by the Company are part of a national franchise system, such as Residence Inn by Marriott, Courtyard by Marriott, Doubletree Hotel, Hampton Inn or Holiday Inn. Franchises in certain locations are important in maintaining occupancy levels, which is accomplished through the franchise's national reservation systems as well as through brand name recognition. The importance of national franchises is amplified for highway locations. The typical term of a franchise agreement is twenty years for newly developed and constructed hotels and ten years for the conversion of an existing hotel. The Company believes that the loss of any one of its franchise agreements would not have a material adverse effect on the Company.

       SEASONALITY

             The hotel industry is seasonal in nature and this seasonality is typically geographically and market specific. The effects of seasonality may be expected to cause significant quarterly fluctuations in the Company's Percentage Lease revenues. Effects of this seasonality on the Company's operating results may change depending upon the locations and markets of additional hotels the Company acquires or develops.

       ENVIRONMENTAL MATTERS

             Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on the property. The costs of removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to fully utilize such property without restriction, to sell such property or to borrow using such property as collateral. In connection with the ownership and operation of the hotels, the Company, and the Lessee, as the case may be, may be potentially liable for any such costs.

             The Company believes that its hotels are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company, or the Lessee. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present or former properties.

       EMPLOYEES

             Messrs. Alter and Biederman have each entered into employment agreements with the Company for one-year terms which renew automatically until terminated. While Mr. Alter is required to devote substantially all of his time to the business of the Company, Mr. Biederman is not. The Company has seven other employees. The Lessee employed approximately 1,500 people as of December 31, 1996 to operate the hotels leased from the Company. The Lessee has advised the Company that its relationship with its employees is good. None of the employees of the Company or the Lessee is a party to any collective bargaining agreement or other similar agreement.

       RECENT DEVELOPMENTS - FIRST QUARTER OF 1997

             Acquisitions. On January 21, 1997 the Company closed a $21 million acquisition of two full service hotels; the 180-room Ramada Hotel in Cypress, California, for which the Company has received written approval from Marriott to convert it to a Courtyard by Marriott and the 202-room Holiday Inn Harbor View in San Diego, California. The price is estimated to be significantly below replacement cost and included cash, assumption of debt and issuance of Units. The Ramada Hotel was built in 1988 and is located within the 587- acre Cypress Business Park. Management believes the reported 1995 occupancy of 60.0% and average daily rate of $69.75 have significant upside potential, especially after the planned $1.4 million expenditure for soft goods and carpet replacements when coupled with better targeted marketing efforts. Management believes the San Diego Holiday Inn, after an estimated renovation of $2.5 million, should achieve significant increases in occupancy and ADR over the reported 1995 occupancy of 69.0% and average daily rate of $64.00. Planned facilities changes will also provide an additional 16 guest rooms at this hotel.

              Additionally, the Company is evaluating numerous other hotel properties for acquisition, including several portfolio acquisition opportunities, and as of the date of this Annual Report has extended letters of intent to purchase 19 properties in the aggregate amount of approximately $175 million, all but one of which are subject to the satisfaction of a number of conditions prior to closing. The Company intends to finance the acquisition of these or other hotel properties through cash flow from operations, through borrowings under credit facilities and, when market conditions warrant, through the issuance of debt or equity securities.

             Franchise Conversions. The Company has received the approval from Residence Inn by Marriott and Courtyard by Marriott for the issuance of franchises for two of its recently acquired hotels. The 250-room, all suite Radisson Suites Hotel in Oxnard, California has been approved for conversion to a Residence Inn by Marriott. The 180-room Ramada Hotel in Cypress, California, has been approved for conversion to a Courtyard by Marriott. The Company has begun architectural and design work necessary for the renovations and conversions required by the franchisors. The Company currently anticipates completing the conversions by the end of the second quarter of 1997.

             Secondary Offering. On January 10, 1997, the Company completed a secondary offering of 4.6 million shares of common stock at $13 per share. Gross proceeds from the offering, including the underwriter's over-allotment option of 600,000 shares, priced at $13 per share, totaled approximately $60.0 million.

       MINIMIZING THE RISKS OF POTENTIAL CONFLICTS OF INTEREST

             In order to minimize conflicts of interest inherent in the legal structure required to maintain the Company's status as a REIT, Messrs. Alter and Biederman each have entered into several agreements. Their respective employment agreements restrict competitive activities and the third party pledge agreements require each of Messrs. Alter and Biederman to pledge Units to the Company to secure obligations of the Lessee under the Percentage Leases with a value equal to four months initial base rent for the hotels (approximately $3.9 million at December 31, 1996). The Third Party Pledge Agreement will be amended, however, to limit the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned. The Third Party Pledge Agreement will also be amended to subordinate the Company's lien on these Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of Mr. Alter's Units. In addition, Messrs. Alter and Biederman entered into a unit purchase agreement (the "Unit Purchase Agreement") with the Company and the Lessee requiring that the Lessee's income (net of shareholder tax liability) be used to either accumulate reserves to pay rent under the Percentage Leases or to purchase Units from the Partnership at the then current price of the Company's common stock. The Percentage Leases also contain cross-default provisions permitting the Company to terminate the Percentage Leases, subject to certain conditions, upon a default by Messrs. Alter or Biederman under the Unit Purchase Agreement or any other agreement with the Company. Further, the Management Company has agreed not to collect any payments from the Lessee after receiving notice of an event of default under a Percentage Lease. Mr. Alter has personally guaranteed the Lessee's obligation to return any amounts received by the Management Company in violation of this agreement.


                                  RISK FACTORS

       IMPEDIMENTS TO GROWTH AND INCREASING CASH AVAILABLE FOR DISTRIBUTION

             The Company's ability to increase cash available for distribution on its Common Stock ("Cash Available for Distribution") will depend significantly on the Company's ability to acquire or develop additional hotels at attractive prices. Risks associated with this growth strategy include:

                   Acquisition Risks. There is significant competition for investment opportunities in mid-price and upscale economy hotels for entities organized for purposes similar to the Company's. Such entities may have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. They may also generally be able to accept more risk than the Company can.

             Renovation and Redevelopment Risks. The Company faces risks arising from its strategy of acquiring hotels in need of substantial renovation or redevelopment, particularly the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from shortages of materials or skilled labor, a change in the scope of the original project, the need to comply with building code or other legal requirements, the discovery of structural or other latent problems with a hotel once construction has commenced and other risks inherent in the construction process. In particular, renovation and redevelopment must comply with the Americans with Disabilities Act of 1990 (the "ADA"), which provides that all public accommodations meet certain federal requirements related to access and use by disabled persons. The Company may be required to make substantial modifications at the hotels to comply with the ADA. Delays or cost overruns in connection with renovations or redevelopments could have a material adverse effect on Cash Available for Distribution.

             Development Risks. A component of the Company's growth strategy is to develop new hotels in markets where room supply and other competitive factors justify new construction or to purchase such hotels from unaffiliated developers after they have been completed. New project development will increase the Company's indebtedness and is subject to a number of other risks, including risks of construction delays or cost overruns, and the risk that required zoning, occupancy and other governmental permits might not be obtained and the risk that projects might not be completed. Additional risks of development projects include the risks associated with effectively marketing a hotel in order to ramp up occupancy at projected room rates after the hotel has been opened. Any failure to complete a development project in a timely manner and within budget or to ramp up occupancy after completion of the project could have a material adverse effect on Cash Available for Distribution.

       TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

             Certain tax rules relating to the qualification of a REIT prohibit the Company from operating hotels. Therefore, the Company enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Company based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee's being unable to pay rent at the higher tier level necessary for the Company to fund distributions to stockholders because payment of base rent alone is insufficient for such purposes. In the event that all or a portion of such higher tier rent is not received by the Company, the Company may not be able to make such distributions to its stockholders. There can be no assurance that the Company will receive such higher tier rent from the Lessee or that the Lessee will even be able to pay base rent. The Lessee controls the daily operations of the hotels under the Percentage Leases, which have non-cancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its IPO and because Mr. Alter and Mr. Biederman own significant Units in the Partnership and options to acquire Common Stock of the Company, and therefore have an incentive to cause the Lessee to maximize rents. Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee will have only nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases. Mr. Alter and Mr. Biederman have entered into an agreement (the "Third Party Pledge Agreement") whereby the obligations of the Lessee under the Percentage Leases are secured with a pledge by Mr. Alter and Mr. Biederman of Units in the Partnership equal in value to four months of initial base rent for each hotel. The Third Party Pledge Agreement will be amended, however, to limit the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned. The Third Party Pledge Agreement will also be amended to subordinate the Company's lien on these Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of Mr. Alter's Units. The obligations of the Lessee under the Percentage Leases are not secured by any additional security deposits or guarantees by third parties.

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

       RELIANCE ON MR. ALTER

             The Company places substantial reliance on the hotel industry knowledge and experience and the continued services of Robert A. Alter, the Company's Chairman and President. The Company's future success and its ability to manage future growth depends in large part upon the efforts of Mr. Alter and on the Company's ability to attract and retain other highly qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of Mr. Alter's services or the Company's inability to attract and retain highly qualified personnel may adversely affect the operations of the Company and the Cash Available for Distribution.

       HOTEL INDUSTRY RISKS

             Operating Risks and Competition. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. In addition, the Company's hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Company's hotels. Hotel industry risks include, among other things, competition from other hotels; over-building in the hotel industry which has adversely affected occupancy ADR and REVPAR increases in operating costs due to inflation and other factors, which may not necessarily be offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels owned by the Company; increases in energy costs and other expenses of travel and adverse effects of general and local economic conditions. These factors could decrease room revenues of the hotels and adversely affect the Lessee's ability to make payments of rent under the Percentage Leases to the Company, and therefore reduce Cash Available for Distribution.

             Seasonality of Hotel Business and the Company's Hotels. The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in the Company's Percentage Lease revenues, which, therefore, may be insufficient to provide all of the Cash Available for Distribution necessary to pay dividends in a given quarter.

             Increased Competition Resulting From Overbuilding. The hotel industry has historically experienced cycles of overbuilding in certain geographic markets and product segments. Such overbuilding increases competition for hotel guests, resulting in lower occupancies and lower average daily rates, thereby reducing the profitability of the hotels affected by the increased competition. While the Company's investment strategy is to acquire underperforming hotels or hotels where there are significant barriers to entry, there can be no assurance that the current hotel development activities, particularly in the limited service segment, will not create additional significant competition for the Company's hotels. Such increased competition would reduce the revenue generated by the Lessee, thus reducing percentage rent paid to the Company and Cash Available for Distribution.

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

       MULTI-HOTEL ACQUISITION RISKS

             The Company has increasingly emphasized and intends to continue to emphasize acquisitions of multiple hotels in a single transaction in order to reduce acquisition expense-per hotel and enable the Company to more rapidly expand its hotel portfolio. Multiple-hotel acquisitions are, however, more complex than single-hotel acquisitions and the risk that a multiple-hotel acquisition will not close may be greater than in a single-hotel acquisition. In addition, the Company's costs for a portfolio acquisition that does not close are generally greater than for an individual hotel acquisition. If the Company fails to close hotel acquisitions, its ability to increase Cash Available for Distribution will be limited. See "Risk Factors--Dependence on Acquisitions to Increase Cash Available for Distribution." Another risk associated with multiple-hotel acquisitions is that a seller may require that a group of hotels be purchased as a package, even though one or more of the hotels in the package does not meet the Company's investment criteria. In such cases, the Company may purchase the group of hotels with the intent to re-sell those which do not meet its criteria. This occurred in the first quarter of 1996 with the acquisition of the six Cypress Inn Hotels in Oregon and Washington, two of which were re-sold by the Company within three months of the acquisition. In such circumstances, however, there is no assurance as to how quickly the Company could sell such hotels or the price at which they could be sold. Such hotels might reduce Cash Available for Distribution if they operate at a loss during the time the Company holds them for sale or if the Company sells them at a loss. In addition, any gains on the sale of such hotels within four years of the date of acquisition may be subject to a 100% tax. The Company may finance multi-hotel acquisitions by issuing shares of Common Stock or Units in the Partnership which are convertible into Common Stock. Such issuances may have an adverse effect on the market price of the Common Stock.

       HAWTHORN SUITES DEVELOPMENT RISKS

             The Company has entered into a five-year master development agreement with U.S. Franchise Systems, Inc. and Hawthorn Suites Franchising, Inc. to permit the Company to franchise properties operated under the Hawthorn Suites brand. Pursuant to the agreement, the Company will have the right to obtain franchise licenses in several major urban markets on the West Coast. Under the agreement, certain development rights may terminate if the Company does not establish a certain minimum number of licenses for Hawthorn Suites during each year. This timetable may cause the Company to overcommit to developing and owning Hawthorn Suites at the expense of other growth opportunities. As a franchise with a limited number of hotels currently operating, the Company's focus on this brand subjects it to greater risks than a more diversified approach.

       COMPETITION FOR ACQUISITIONS

             There will be competition for investment opportunities in mid-price and upscale hotels from entities organized for purposes substantially similar to the Company's objectives as well as other purchasers of hotels. The Company is competing for such hotel investment opportunities with entities which have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

       DEPENDENCE ON ACQUISITIONS TO INCREASE CASH AVAILABLE FOR DISTRIBUTION

             The Company's success in implementing its growth plan will depend significantly on the Company's ability to acquire additional hotels at attractive prices. After the ramp-up of certain of the hotels which were recently redeveloped or renovated and repositioned or which are expected to be redeveloped or renovated and repositioned in the near future, internal growth in ADR and occupancy for the hotels is not expected to provide as much growth in Cash Available for Distribution as will acquisition of additional hotels. However, since the Company intends to borrow funds to purchase, redevelop or renovate and reposition hotels, the Company will be subject to the risks associated with increased indebtedness, such as paying debt service even if cash flow from such additional hotels is not sufficient to pay it or cost overruns in redeveloping or renovating such additional hotels.

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

       TAX RISKS

             The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including requirements as to the nature of its income and assets, distribution requirements, diversity of stock ownership requirements and record-keeping requirements. While the Company intends to satisfy all of these requirements for treatment as a REIT, it is possible that the Company may in the future fail to satisfy one or more of these requirements. Failure to qualify as a REIT would render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the stockholders in any such year would not be deductible by the Company. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property.

             In order for the Company to be taxed as a REIT, the Partnership must be classified as a partnership for federal income tax purposes. If the Partnership were to be taxable as a corporation, because the Company's ownership interest in the Partnership constitutes more than 10% of the Partnership's voting securities and exceeds 5% of the value of the Company's assets, the Company would cease to qualify as a REIT. The imposition of corporate income tax on the Company and the Partnership would substantially reduce the amount of Cash Available for Distribution.

       OWNERSHIP LIMITATION

             In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any stockholder or group of stockholders of the Lessee owns, actually or constructively, 10% or more of the stock of the Company, the Lessee could become a related party tenant of the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Articles of Incorporation prohibit direct or indirect ownership of more than 9.8% of the outstanding shares of any class of the Company's stock by any person or group (the "Ownership Limitation"). Generally, the capital stock owned by affiliated owners will be aggregated for purposes of the Ownership Limitation. Subject to certain exceptions, any transfer of Common or Preferred Stock that would prevent the Company from continuing to qualify as a REIT under the Code will be designated as "Shares-in-Trust" and transferred automatically to a trust (the "Share Trust") effective on the day before the purported transfer of such Common or Preferred Stock. The record holder of the Common or Preferred Stock that are designated as Shares-in-Trust will be required to submit such number of Common or Preferred Stock to the Share Trust and the beneficiary of the Share Trust will be one or more charitable organizations that are named by the Company.

ITEM 2.      PROPERTIES

             THE HOTELS

             The following table sets forth certain information for each of the Company's hotels:

                                                            Type
                                                             of           No. of     Date          Year           Last
                                        Price Point    Service/Product    Rooms    Acquired       Built       Renovated in
                                        -----------    ---------------    ------   --------       -----       ------------
COMFORT SUITES:
San Francisco, California(1)             Mid-Price         Limited         165      8/12/96        1985           1997

COURTYARD BY MARRIOTT:
Cypress, California(2)                   Mid-Price          Full           180      1/17/97        1988           1997
Fresno, California                        Upscale           Full           116      8/16/95        1989           1994
Riverside, California                     Upscale           Full           163       4/1/96        1988           1994

DOUBLETREE HOTEL:
Santa Fe, New Mexico                      Upscale           Full           213      8/16/95        1985           1996

HAMPTON INN:
Arcadia, California(1)                   Mid-Price         Limited         131      8/16/95        1988           1997
Denver, Colorado                         Mid-Price         Limited         152      8/16/95        1986           1996
Pueblo, Colorado                          Upscale          Limited         112      8/16/95        1986           1997
Silverthorne, Colorado                    Upscale          Limited         160      8/16/95        1976           1993
Mesa, Arizona                            Mid-Price         Limited         118      8/16/95        1987           1994
Oakland, California                      Mid-Price         Limited         152     12/18/95        1986           1996
Clackamas, Oregon                        Mid-Price         Limited         114       2/2/96        1986           1996
Tucson, Arizona(1)                       Mid-Price         Limited         125     10/29/96        1987           1997

HOLIDAY INN:
Provo, Utah                               Upscale           Full            78      8/16/95        1968           1994
Steamboat Springs, Colorado               Upscale           Full            82      8/16/95        1971           1996
Craig, Colorado                           Upscale           Full           169      8/16/95        1981           1992
Portland, Oregon                         Mid-Price         Limited          85       2/2/96        1986           1996
Poulsbo, Washington                      Mid-Price         Limited          63       2/2/96        1986           1996
Kent, Washington                         Mid-Price          Full           122       2/2/96        1986           1996
Renton, Washington(1)                     Upscale           Full           188      6/28/96        1968           1997
Price, Utah(1)(2)                         Upscale           Full           151      8/12/96        1985           1997
Flagstaff, Arizona(1)                     Upscale           Full           156     10/29/96        1987           1997
Mesa, Arizona(1)                          Upscale           Full           246     10/29/96        1984           1997
San Diego, California                     Upscale           Full           202      1/17/97        1988           1997

Residence Inn:
Highlands Ranch, Colorado(3)              Upscale       Extended stay       78     12/22/95        1996            N/A
Oxnard, California(1)(2)                  Upscale       Extended stay      250     12/19/96        1987           1997
                                                                         -----

Total                                                                    3,771
                                                                         =====

-------------------

       (1) Renovations for this hotel are currently in progress and are expected to be completed in the second quarter of 1997.

       (2) This hotel will be rebranded upon completion of renovation.

       (3) The Residence Inn in Highlands Ranch, Colorado was newly constructed by the Company and opened in September of 1996.


              Redevelopment and Renovation. In conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning, the Company's principal internal growth strategy is to redevelop or extensively renovate such hotels and brand them with a national franchise that the Company believes will generate higher REVPAR than that currently being generated. In addition to the redevelopment strategy, the Company periodically renovates its hotels, not only to satisfy requirements of the franchise agreements, but to maintain or increase market share. The Company believes that after taking into account the purchase price of each hotel in its portfolio and the cost of renovating or redeveloping it, the overall expenditure for each hotel is below its replacement cost. The Company has and intends, to the extent practicable, to continue to keep hotels operational while conducting renovation and redevelopment work by performing such work during off-peak periods and in a manner least disruptive to hotel operations.

SCOPE OF RENOVATION

    For those hotels whose franchise affiliation will not be changed, the Company typically makes renovations following acquisition in order to satisfy the existing franchisor's product improvement plan. The Company also performs periodic routine maintenance to all hotels in order to keep them competitive. Renovations typically consist of many of the following:


                    GUEST ROOMS                                      PUBLIC AREAS                               EXTERIOR
                    -----------                                      ------------                               --------
selectively replacing bedspreads, linens, drapes     replacing drapes and valances                  repainting
  and valances                                       refinishing and selectively replacing          seal coating parking lot
refinishing and selectively replacing furniture        furniture                                    adding lighting
  and adding televisions, telephones with data       replacing wallpaper and vinyl wallcovering
ports and voicemail, clock radios, coffeemakers,     repainting
  irons and ironing boards                           recarpeting
replacing wallpaper and vinyl wallcovering
repainting
recarpeting

SCOPE OF REDEVELOPMENT

    Redevelopment is more extensive than renovation and is used to completely upgrade a hotel so that in certain instances it can be branded with a national franchise if it is not already, or rebranded with a national franchise that the Company believes will generate higher REVPAR than that currently being generated at its hotels. Redevelopment typically involves many of the following:

           GUEST ROOMS                                       PUBLIC AREAS                               EXTERIOR
           -----------                                       ------------                               --------
replacing all bedspreads, linens, drapes and         replacing drapes and valances                   repainting
  valances                                           replacing wallpaper and vinyl wallcovering      installing new window
replacing all furniture                              repainting                                        treatments and grill work
adding televisions, telephones with data ports and   recarpeting                                     modifying the facade
  voicemail, clock radios, coffeemakers, irons and   redecorating                                    constructing port-cochere
  ironing boards                                     replacing furniture                             repaving or seal coating
replacing wallpaper and vinyl wallcovering           rebuilding reception area                         parking lot
repainting                                           redesigning lobby for improved traffic flow     adding lighting
recarpeting                                          remodeling restaurant to standards of           re-roofing
remodeling guestrooms, including changing room         regional or national restaurant operator
  layout and modifying closets                       installing fire safety equipment, including
remodeling guest bathrooms with new                    sprinklers and smoke detectors
  counntertops, tile floors, plumbing fixtures,
lights and valances
installing fire safety equipment, including
  sprinklers and smoke detectors

The following table sets forth certain information with respect to the Company's completed, outstanding and planned redevelopment and renovation activity. The table includes renovation and redevelopment work on the Initial IPO Hotels, which was completed by Sunstone affiliates prior to the transfer of the initial hotels to the Company in connection with the IPO. The table does not include work completed by any other prior owners of the hotels.


                    SCOPE OF RENOVATION OR REDEVELOPMENT WORK

                                                                                 ADD/
                             COMPLETED OR     REPLACE/                         UPGRADE        ROOMS RENOVATION             PRIOR
                            EXPECTED TO BE    REFURBISH                         MEETING   SOFT                  GUEST     FRANCHISE
                              COMPLETED       EXTERIOR  RESTAURANT    LOBBY     SPACE    GOODS    FURNITURE     BATH    AFFILIATION
                              ---------       --------  ----------    -----     -----    -----    ---------     ----    -----------
Courtyard by Marriott:
  Cypress, California(1)          June 1997                  X          X         X        X          X                Ramada Hotel
  Fresno, California          February 1994      X           X          X         X        X          X                Hampton Inn
  Riverside, California           June 1994      X           X          X         X        X          X          X     Ramada Hotel

Doubletree Hotel:
  Santa Fe, New Mexico           April 1996      X           X          X         X        X          X          X     Best Western

Hampton Inn:
  Mesa, Arizona
  Tucson, Arizona              October 1997                             X         X        X          X          X
  Arcadia, California
  Oakland, California             July 1996      X                      X         X        X                     X
  Denver, Colorado
  Pueblo, Colorado
  Silverthorne, Colorado          June 1996      X           X                    X        X
                                  June 1997                             X
  Clackamas (Portland),
    Oregon                     October 1996      X                      X         X        X          X          X     Cypress Inn

Holiday Inn:
  Flagstaff, Arizona               May 1997                             X                  X          X          X
  San Diego, California           June 1997      X           X          X                  X                     X
  Steamboat Springs,
    Colorado                  February 1996      X           X          X                  X                     X
  Provo, Utah                     June 1994                  X          X         X        X          X          X
                                  June 1997      X

Holiday Inn Hotel & Suites:
  Mesa, Arizona(1)             October 1997      X           X          X         X        X          X          X     Holiday Inn
  Price, Utah(1)                  July 1997      X           X          X         X        X          X          X
  Kent (Seattle),
    Washington(1)              October 1996      X                      X         X        X          X          X     Cypress Inn

Holiday Inn Select:
  Renton (Seattle),
    Washington                  August 1997      X           X          X         X        X                     X     Holiday Inn

Holiday Inn Express:
  Portland, Oregon              August 1996      X                      X         X        X          X          X     Cypress Inn
  Poulsbo,
    Washington               September 1996      X                      X                  X          X          X     Cypress Inn

Residence Inn:
  Oxnard, California(1)          April 1997      X           X          X         X        X          X          X     Radisson
                                                                                                                       Suites
  Highlands Ranch
    (Denver), Colorado       September 1996                          NEWLY CONSTRUCTED

Comfort Suites:

  South San Francisco,
    California                December 1997      X                      X                  X          X          X

----------

(1) The Company has obtained a franchise license from the franchisor to rebrand the hotel with the brand listed in the left-hand column of this table subject to the completion of redevelopment or renovation.

    THE PERCENTAGE LEASES

            In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate any hotels. The Partnership, therefore, leases hotels to the Lessee typically for a term of ten years pursuant to Percentage Leases which provide for rent equal to base rent and percentage rent. Each Percentage Lease contains the provisions generally described below, and the Company intends that future Percentage Leases with respect to additional hotels it may acquire will contain substantially similar provisions, although the Independent Directors may, in their discretion, alter any of these provisions with respect to any proposed percentage lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time. The Lessee will not lease or operate any hotel other than those owned by the Partnership.

            Percentage Lease Terms. The Percentage Leases typically have a non-cancelable term of ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events (including provisions for damage to the hotels, condemnation of the hotels, and termination of Percentage Leases on disposition of the hotels).

            Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay to the Partnership (i) base rent and percentage rent (which includes a specified percentage of room revenues, 5% of the Lessee's food and beverage revenues, 100% of any sublease and concession rentals and other net revenues described in the Percentage Leases) and (ii) certain other amounts, including interest accrued on any late payments or charges. Base rent accrues and is required to be paid monthly in arrears. Both the base rent and the threshold room revenue amount in each percentage rent formula is adjusted annually for inflation. The adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. Percentage rent, if any, is due monthly within forty-five days after the end of each calendar month and is reconciled on a quarterly basis.

    PERCENTAGE LEASES:

    The following table sets forth the annual base rent, and percentage rent formulas for the hotels:

                                                              ANNUAL
                                                1996     PERCENTAGE LEASE
                                               ANNUAL    ----------------       ROOM
                                                BASE      FIRST    SECOND       REVENUE
                                               RENT(1)    TIER      TIER      THRESHOLD(1)
                                               -------    ----      ----      ------------
HOTELS:
Comfort Suites:
      South San Francisco, California      $   720,000     30.0%    60.0%     $ 2,400,000
Courtyard by Marriott:
       Fresno, California                      410,000     30.0%    63.0%       1,366,000
       Riverside, California                   426,000     30.0%    60.0%       1,420,000
       Cypress, California                   1,007,000     37.3%    62.0%       2,699,000
Doubletree Hotel:
       Santa Fe, New Mexico                    668,000     30.0%    63.0%       2,226,000
Hampton Inn:
      Mesa, Arizona                            482,000     34.0%    63.0%       1,417,000
      Arcadia, California                      401,000     36.0%    63.0%       1,113,000
      Oakland, California                      418,000     22.0%    63.0%       1,902,000
      Denver, Colorado                         573,000     37.5%    63.0%       1,528,000
      Pueblo, Colorado                         455,000     36.0%    63.0%       1,265,000
      Silverthorne, Colorado                   489,000     30.0%    63.0%       1,629,000
      Clackamas (Portland), Oregon             437,000     38.0%    63.0%       1,150,000
      Tucson, Arizona                          345,000     30.0%    62.0%       1,150,000
Holiday Inn:
       Steamboat Springs, Colorado             380,000     30.0%    60.0%       1,265,000
       Provo,Utah                              162,000     20.0%    65.0%         810,000
       Flagstaff, Arizona                      300,000     30.0%    61.5%       1,000,000
       San Diego, California                   867,000     25.9%    62.0%       3,348,000
Holiday Inn Hotel & Suites:
       Craig, Colorado                         431,000     30.0%    60.0%       1,437,000
       Kent (Seattle), Washington              567,000     36.0%    63.0%       1,575,000
       Price, Utah                             270,000     24.0%    60.0%       1,125,000
       Mesa, Arizona                           806,000     31.0%    60.5%       2,600,000
Holiday Inn Express:
       Portland, Oregon                        363,000     33.0%    63.0%       1,100,000
       Poulsbo, Washington                     324,000     35.0%    63.0%         925,000
Holiday Inn Select:
       Renton (Seattle), Washington            810,000     30.0%    62.0%       2,700,000
Residence Inn:
      Highlands Ranch (Denver), Colorado       300,000     30.0%    63.0%       1,000,000
      Oxnard, California                     1,090,000     32.0%    61.0%       3,407,000
                                           -----------
Total                                      $13,501,000
                                           ===========

--------------------------------------------------------------------------------

(1) Effective January 1, 1996 and 1997, base rent payable and the room revenue threshold under the Percentage Leases were adjusted based upon change in the CPI for hotels acquired in 1995 and 1996.

                  Other than real estate and personal property taxes, ground lease rent, where applicable, the cost of certain furniture, fixtures and equipment, capital expenditures, and insurance (other than workers' compensation insurance), which are obligations of the Partnership, the Percentage Leases require the Lessee to pay base rent, percentage rent, other additional charges and the operating expenses of the hotel (including workers' compensation insurance, utility, repairs and maintenance costs and other charges incurred in the operation of the hotel) during the terms of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction.

                  Maintenance and Modifications. Under the Percentage Leases, the Company is required to pay for capital improvements at each hotel. In addition, the Percentage Leases obligate the Company to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the hotel, when and as deemed necessary by the Lessee, an amount equal to 4.0% of room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Partnership respecting the hotel. The amount in the reserve is carried forward to the extent that the Lessee or the Company has not expended such amount, and any unexpended amounts will remain the property of the Partnership upon termination of the Percentage Leases. Otherwise, the Lessee will be required, at its expense, to maintain the hotel in good order and to repair and to pay for all operating expenses of the hotel. The Company owns substantially all personal property including that portion affixed to, or deemed a part of, the real estate or improvements.

                  Property Taxes and Insurance. The Company is responsible for paying real estate and personal property taxes on the hotels (except for taxes on personal property associated with the hotels which are owned by the Lessee) and for paying all premiums for property, casualty, comprehensive general public liability (naming the Lessee as an additional named insured) and other insurance appropriate and customary for properties similar to the hotel, as determined by the Company. The Lessee is required to pay for workers' compensation insurance. The Company believes that the coverages specified in the Percentage Leases are of the type and amount customarily obtained by owners of hotels similar to the Company's hotels.

    ITEM 3. LEGAL MATTERS

                  Neither the Company nor the Partnership is currently involved in any material litigation, nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership or any of the hotels. The Lessee and the Management Company have each advised the Company that it currently is not involved in any material litigation.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  No matters were submitted to a vote of security-holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

       The Company's Common Stock commenced trading in the over-the-counter market on August 16, 1995 and since July 23 1996, has been listed on the New York Stock Exchange under the symbol "SSI". The following table sets forth, for the periods indicated, the high and low price information for the Common Stock on the Nasdaq National Market or New York Stock Exchange, as applicable.

                                                  High        Low
                                                  ----        ---
1995
   3rd Quarter (from August 16,1995). ..........$ 9.625    $ 8.875
   4th Quarter ................................. 10.500      7.875

1996
   1st Quarter ................................. 11.500      9.750
   2nd Quarter ................................. 11.625      9.875
   3rd Quarter ................................. 10.875      9.500
   4th Quarter ................................. 13.625     10.000


STOCKHOLDER INFORMATION

    As of March 3, 1997, there were approximately 187 record holders of the Company's Common Stock. On March 3, 1997, the last reported sale price of the Common Stock on the New York Stock Exchange was $13.25 per share. In addition, the Units of limited partnership interest in the Partnership (which are exchangeable for Common Stock) were held by 49 entities and/or individuals as of March 3, 1997. In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's Articles of Incorporation limits the number of shares of common stock that may be owned by any single person to 9.8% of the outstanding common stock.


DIVIDENDS

   The Company has adopted a policy of paying regular quarterly dividends on its common stock, and cash distributions have been paid on the Company's common stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company since its inception of operation on August 16, 1995.

           Quarter to               Distribution      Distribution      Per Share
       Which Distribution              Record            Payment       Distribution
             Relates                    Date              Date            Amount
             -------                    ----              ----            ------
          1995
             3rd  Quarter             10/20/95           11/1/95       $0.115(1)
             4th  Quarter             12/29/95           1/31/96       $ 0.23

          1996
             1st  Quarter               5/1/96           5/15/96       $ 0.23
             2nd  Quarter               8/1/96           8/15/96       $ 0.23
             3rd  Quarter              11/1/96          11/15/96       $ 0.25
             4th  Quarter               2/1/97           2/14/97       $ 0.25

              -----------------------------------------------------

(1)Represents the pro rata portion (for the period from August 16, 1995 to September 30, 1995) of a quarterly distribution of $0.23.

                  The foregoing distributions represent an approximately 15% return of capital for 1995 and zero percent for 1996, the latter due to the difference in the timing of distribution record dates for the fourth quarter dividend in 1995 and 1996. The return of capital percentage for 1997 is expected to be comparable to that of 1995. Reference is made to "Item 1 Business -- Tax Status" for information relating to the distribution requirements applicable to a REIT. The Company currently anticipates that it will maintain at least the current dividend rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Directors of the Company deem relevant.


ITEM 6. SELECTED FINANCIAL DATA

                  The following tables set forth (i) historical financial information for the Company for the quarters ended December 31, 1996 and 1995, the year ended December 31, 1996 and for the period August 16, 1995 (inception) through December 31, 1995, (ii) pro forma information for the Company for the year ended December 31, 1995 which assumes that all transactions related to the IPO occurred on January 1, 1995, (iii) historical information for the Lessee for the period August 16, 1995 (inception) to December 31, 1995, and (iv) historical information for the predecessor of the Company ("Sunstone Hotels") for the period January 1, 1995 through August 15, 1995 and for the three years ended December 31, 1994. The selected combined historical financial information for Sunstone Hotels for each of these years in the period ended December 31, 1994 has been derived from the combined historical financial statements and notes thereto of Sunstone Hotels audited by Coopers and Lybrand LLP, independent accountants.

                  The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in this Annual Report.


                            SUNSTONE INVESTORS, INC.
                              STATEMENTS OF INCOME
                                 (The Company)

                                                               For the Quarter Ended    For the Year Ended           Inception
                                                                     December 31,          December 31,         August 16, 1995 to
                                                                 1996        1995         1996       1995        December 31, 1995
                                                               (Actual)    (Actual)     (Actual)  (Pro Forma)          (Actual)
REVENUE
Lease revenue                                               $ 4,441,000  $ 1,868,000  $14,848,000   $ 9,300,000       $ 3,013,000
Interest income                                                  95,000       34,000      236,000        47,000            47,000
                                                            -----------  -----------  -----------   -----------       -----------
                                                              4,536,000    1,902,000   15,084,000     9,347,000         3,060,000
                                                            -----------  -----------  -----------   -----------       -----------
EXPENSES
Real estate related depreciation                              1,457,000      715,000    4,514,000     2,276,000           968,000
Interest expense and amortization of financing costs            529,000       47,000    1,558,000        47,000            47,000
Real estate and personal property taxes and insurance           516,000      216,000    1,273,000       853,000           312,000
General and administrative                                      308,000       63,000    1,015,000       375,000           109,000
                                                            -----------  -----------  -----------   -----------       -----------
                                                              2,810,000    1,041,000    8,360,000     3,551,000         1,436,000

Income before minority interest and extraordinary
  item                                                        1,726,000      861,000    6,724,000     5,796,000         1,624,000
Minority interest                                               261,000      150,000    1,090,000     1,011,000           284,000
                                                            -----------  -----------  -----------   -----------       -----------
Income before extraordinary item                              1,465,000      711,000    5,634,000     4,785,000         1,340,000
Extraordinary item due to early extinguishment
  of debt (net of $34,000 minority interest)                                                                              159,000
                                                            -----------  -----------  -----------   -----------       -----------

NET INCOME                                                  $ 1,465,000  $   711,000  $ 5,634,000   $ 4,785,000       $ 1,181,000
                                                            ===========  ===========  ===========   ===========       ===========

NET INCOME PER SHARE                                        $      0.13  $      0.11  $      0.71   $      0.76       $      0.19

FUNDS FROM OPERATIONS ("FFO")                               $ 3,183,000  $ 1,576,000  $11,238,000   $ 8,072,000       $ 2,592,000
Number of properties at end of period                                24           11           24            11                11
Number of rooms at end of period                                  3,389        1,477        3,389         1,477             1,477


                         SELECTED FINANCIAL INFORMATION
                        (THE LESSEE AND ITS PREDECESSOR)

                                                                                         Sunstone Hotels
                                 Sunstone Hotel Properties Inc                           (The Predecessor)
                               For the Year  From August 16, 1995    For the Period
                                      Ended        (Inception) to     January 1 to       For the Year Ended December 31,
                          December 31, 1996     December 31, 1995   August 15, 1995    1994            1993            1992
                          -----------------     -----------------   ---------------    ----            ----            ----
Hotel operating revenue         $38,593,000            $7,925,000      $9,675,000    $13,863,000    $11,937,000    $10,377,000
Hotel operating expense          26,907,000             5,658,000       5,679,000      9,168,000      7,514,000      6,718,000
Operating Profit                 11,686,000             2,267,000       3,996,000      4,695,000      4,423,000      3,659,000
Lease rent expense               14,848,000             3,013,000
Net income (loss)                (3,162,000)             (746,000)      1,674,000        398,000        245,000         42,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     GENERAL

         Sunstone is a REIT with an acquisition, renovation and repositioning strategy that currently focuses its acquisition strategy exclusively in the Western United States. The Company brands its hotels with strong national franchises that are among the most respected and widely recognized brand names in the lodging industry. The majority of the Company's hotel portfolio consists of full service and upscale extended stay properties (71%) with the remainder of the Company's portfolio consisting of mid-price limited service properties located primarily in markets where significant barriers exist for new competitive supply. As of March 3, 1997 the Company has a market capitalization of approximately $270 million.

         Geographically, 51% of the Company's portfolio is located in the Pacific Coast states of California, Oregon and Washington, where California's much-improved economic fundamentals have given a boost to the hotel industry and have caused domestic outmigration to subside. The balance of the Company's portfolio is in the Mountain states, which according to the U.S. Census Bureau posted the fastest population growth in the country in 1995 and 1996.

         Sunstone is a self-administered REIT whose hotel operating strategy emphasizes a commitment to increase market share at each of its hotels. The Company is able to achieve this increase in market share through an expansion of a strong base of direct sales and marketing with emphasis on repeat customers. The Company is able to increase its customer base by providing a high level of guest satisfaction, high-quality facilities and quality food and beverage services through its program of subleasing its food and beverage operations to national and regional restaurant chains.

         While national in scope, success in the hospitality industry is measured by competition in local markets and is a street-corner-by-street-corner business. Sunstone distinguishes itself in competing local hotel markets by providing high levels of service and value to its guests, with high-quality hotels combined with superior marketing practices. Based on data provided by Smith Travel Research, the Company believes that its portfolio of renovated and rebranded hotels consistently outperforms the industry's average year-over-year growth in revenues by a significant margin and averaged 8.7% growth in revenue per available room ("REVPAR") for 1996 compared to 6.7% and 5.4% average REVPAR growth for the mid-price and upscale segments of the lodging industry, respectively, the segments which are most representative of the Company's hotels.

         The lodging industry as a whole, and the mid-price and upscale segments in particular, are benefiting from a favorable supply and demand imbalance in the United States. Based on data provided by Smith Travel Research, the Company believes that demand for rooms, as measured by annual domestic occupied room nights, increased 3.8% and 2.6% in 1995 and 3.3% and 3.4% in 1996 for the mid-price and upscale segments, respectively. Future demand growth for these two segments is forecasted to be 2.2% per year through 1999 and revenue growth for the entire hotel industry is forecasted to be 5.4%, 5.1% and 4.9% for the years 1997, 1998 and 1999.

         Management believes that recent demand increases have resulted primarily from an improved economic environment and a corresponding increase in business travel, as well as favorable demographic factors. In spite of increased demand for rooms, the room supply growth rate has generally not kept pace with the growth in demand in the markets in which the Company owns hotels. This supply and demand imbalance is significantly greater in the Pacific States. Management believes that this lag in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for hotels in the markets in which the Company operates, more disciplined financing for new hotel construction and the availability of existing properties for sale at a discount to their replacement cost. The Company expects this supply and demand imbalance, particularly in the Western United States, to continue, which should, if current trends continue, result in improved REVPAR for its hotels, and consequently, lease revenue to the Company in the near term.

         The Company's operating strategy in 1996 has been to increase REVPAR by emphasizing increases in ADR. This strategy has been implemented by replacing certain discounted group business with higher-rated group and transient business and by selectively increasing room rates. The Company was successful in this strategy because of 1) the relatively high occupancy rates at certain of its hotels, 2) the success of the Company's superior marketing strategy implemented at each recently acquired hotel and 3) the effects of repositioning recently acquired hotels as high-quality properties through the Company's redevelopment and rebranding program. As a result of the Company's operating strategy, on a comparable basis, REVPAR for the 14 hotels not undergoing renovation during 1996 increased approximately 8.7% in 1996 over 1995.

   Furthermore, because the Company's lease structure with the hotel operator is designed to capture predominantely all of the potential up-side in revenue increases, increases in REVPAR generally yield greater percentage increases in lease revenue to the REIT. Accordingly, for the 10 continuously-owned, non-renovation hotels, a 6.0% increase in hotel room revenues yielded a 10.8% increase in comparable lease revenue to the Company in 1996.


RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the Quarter and Year Ended December 31, 1996 to 1995

   Overview. The following events should be considered when comparing the results of operations for the fourth quarter and year of 1996 to the corresponding periods of 1995.

   During 1996, the Company:

   -  Acquired 12 hotels for purchase prices aggregating $83.0 million;

   - Completed construction of a 78-room Residence Inn for approximately $5.2 million, which opened in September 1996;

   - Increased the number of rooms in its portfolio by 129%, to 3,389, through acquisition and development;

   - Completed $9.6 million in redevelopment and renovations to seven of its hotels;

   - Entered into a contract to acquire a 166-room full-service convention hotel for $8.4 million upon completion of construction by an unaffiliated developer, which is expected to occur in the second quarter of 1998;

   - Completed a secondary offering of Common Stock in August 1996 with gross proceeds of $46 million (including the full exercise of the underwriters' over-allotment option);

   - Increased availability under the Company's line of credit from $30 million to $50 million, and reduced the borrowing cost from LIBOR plus 2.75% to LIBOR plus 1.90%;

   In addition to significantly expanding its hotel portfolio, the Company has generated internal revenue growth by renovating or redeveloping many of its hotels, and by improving their management and marketing programs. The Company believes that its recently completed and planned future redevelopment and renovation activities, as well as improvements in management and marketing, will continue to improve REVPAR growth at its hotels, thereby increasing revenue to the Company. The Company is currently planning to redevelop or renovate, during the first and second quarters of 1997, each of the seven hotels acquired since June 1996, for an estimated cost of $11.6 million through completion.

   As a result of the success of the Company's growth strategy and strong industry fundamentals, the Company has experienced significant increases in revenues and its hotels have experienced significant increases in REVPAR. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. During 1996, the Company's 8.7% REVPAR increase over 1995 primarily represents strong percentage increases in room rates, while occupancies have generally increased slightly.

   Results of Operations. For the fourth quarter ended December 31, 1996, net income more than doubled to $1.5 million from $700,000, and on a per-share basis increased by 18.2% to $0.13 per share from $0.11 per share, while revenues increased 132% to $4.4 million from $1.9 million, as compared to the fourth quarter of 1995. REVPAR for same-unit-sales rose 10.6% from $34.20 to $37.84, fueled by ADR increase of 8.3% from $56.79 to $61.53, while occupancy rates increased 2.2% from 60.2% to 61.5%.

   For the year ended December 31, 1996 net income grew by 16.7% to $5.6 million from pro forma net income of $4.8 million, and on a per-share basis decreased by 6.6% to $0.71 from $0.76 of pro forma net income per share, while revenues increased 62.4% to $15.1 million from pro forma revenues of $9.3 million, as compared to the pro forma year ended December 31, 1995. For those hotels not undergoing renovations, results for the year ended December 31, 1996 reflect same-unit-sales increases in REVPAR of 8.7% from $38.08 to $41.38, and ADR of 7.8% from $57.51 to $62.01, with an increase in occupancy rates of 0.5 percentage points to 66.7%. REVPAR for hotels under renovation during 1996 decreased 14.3% compared to 1995.

External Growth -- 1996 Acquisitions, Renovations and Rebranding, Redevelopment and Development

   Acquisitions formed the cornerstone of Sunstone's significant growth in 1996. During the first full year of operations since its IPO in August 1995, the Company acquired a total of 12 hotels with 1,828 rooms for purchase prices aggregating $88.0 million. These acquisitions were the primary factor in the Company's 132% increase in revenues for the fourth quarter over 1995 pro forma revenues. The Company's portfolio now contains a total of 26 hotels in strategic Western United States locations. Through these acquisitions, as well as development, the Company has increased the number of rooms in its portfolio by 184% to 3,771 since its IPO.

   As Sunstone placed these newly-renovated, high-quality products in the marketplace, Sunstone continued to receive the support of major franchisors and, as part of its renovation, redevelopment and development strategy, has rebranded eight hotels under such leading brands as Doubletree Hotel, Hampton Inn, Holiday Inn and Residence Inn by Marriott. The Company believes that the rebranding of its hotels with strong national franchises will result in increases in REVPAR in the near term and in a competitive position during periods of both economic growth and decline. Additionally, the Company has entered into a master development agreement with the U.S. Franchise Systems, Inc. and Hawthorn Suites Franchising, Inc. to franchise extended-stay Hawthorn Suites in several major urban markets on the Pacific Coast. The Company expects to add this upscale, extended-stay flag to its portfolio as early as the first quarter of 1997.

   Where appropriate the Company has sought opportunities to develop hotels from the ground up, and during the year completed the construction of a 78-room Residence Inn in Highlands Ranch (Denver), Colorado for approximately $5.2 million, which opened in September 1996. In it's first full quarter of operations, the hotel achieved an ADR of $89.92 and occupancy of 76.0%. During 1996, the Company has also completed $9.6 million in redevelopment and renovations to seven of its hotels, and to date is planning redevelopment budgeted at $11.6 million of seven additional hotels in 1997.

Internal Growth

   The strong, 10.6% REVPAR growth in the fourth quarter of 1996 was a result not only of the performance of the recently redeveloped properties, but also of the internal revenue growth from continuously operated hotels. Sunstone's recently renovated hotels contributed to the Company's strong fourth-quarter performance with the Santa Fe, New Mexico Doubletree Hotel, the Kent, Washington Holiday Inn Hotel & Suites and the Clackamas, Oregon Hampton Inn leading the way posting REVPAR growth of 33.5%, 31.6% and 28.2%, respectively, compared to pre-renovation operations for the corresponding quarter in 1995. Newly acquired and yet-to-be renovated hotels also contributed to the Company's positive results, with the Price, Utah property (which Sunstone will reflag as a Holiday Inn Hotel & Suites after renovation), the Renton, Washington Holiday Inn and the South San Francisco, California Comfort Suites posting REVPAR growth of 18.0%, 13.1% and 10.6%, respectively in comparison to the fourth quarter of 1995.

   Additionally, the Riverside, California Courtyard by Marriott, the Denver, Colorado Hampton Inn and the Arcadia, California Hampton Inn led the contribution to internal growth from continually operated hotels, with REVPAR growth of 32.3%, 15.8% and 10.4%, respectively, over the fourth quarter of 1995. The Provo, Utah

Holiday Inn, affected by new competition and decreasing demand, decreased 13% in REVPAR for the same period. The Company also posted significant gains from the Craig, Colorado Holiday Inn and the Fresno, California Courtyard by Marriott, which posted REVPAR gains of 9.7% and 9.2% over the fourth quarter of 1995.

   The following tables summarize average occupancy, ADR and REVPAR on a same-unit-sales basis for the hotels for the quarter and year ended December 31, 1996.



                                   Quarter Ended                   Year Ended
                                    December 31,                  December 31,
All Hotels:                        1996     1995                  1996    1995
-----------                        ----     ----                  ----    ----
Occupancy Rate                     61.5%    60.2%                 64.9%   66.9%
ADR                               $61.53   $56.79                $62.13  $58.04
REVPAR                            $37.84   $34.20                $40.30  $38.82
REVPAR % change                    10.6%                           3.8%



                                           Quarter Ended                 Year Ended
                                            December 31,                 December 31,
Non-Renovation Hotels:                   1996      1995               1996       1995
----------------------                   ----      ----               ----       ----
Occupancy Rate                           61.5%       60.2%            66.7%      66.2%
ADR                                     $61.53      $56.79           $62.01     $57.51
REVPAR                                  $37.84      $34.20           $41.38     $38.08
REVPAR % change                          10.6%                         8.7%



                                   Quarter Ended                   Year Ended
                                    December 31,                  December 31,
Renovation Hotels (2):             1996     1995                  1996     1995
----------------------             ----     ----                  ----     ----
Occupancy Rate                      N/A      N/A                  54.5%    66.2%
ADR                                 N/A      N/A                 $62.72   $60.17
REVPAR                              N/A      N/A                 $34.17   $39.85
REVPAR % change                     N/A                          (14.3%)


(1) Non-renovation hotels are those hotels that had minor expenditures for renovation during the respective periods of 1996 and included 16 of the Company's portfolio of 24 hotels.

(2) Renovation hotels are those hotels that had significant expenditures for renovation or redevelopment during the respective periods of 1996 and included 8 of the Company's portfolio of 24 hotels.


Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

    Because of the vast differences in organizational structure and composition of the Company (which commenced operations on August 16, 1995) as compared to Sunstone Hotels (the predecessor of the Company) a comparison of the results of operations of the two different entities for differing operating periods is not considered meaningful.

Seasonality and Diversification

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



                           FRANCHISE AFFILIATIONS


                                                                                         Revenues
                            Number of Rooms            Percentage of Rooms          For the year Ended      Percentage of
Franchise System         As of December 31, 1996      As of December 31, 1996       December 31, 1996      Gross Revenues
----------------         -----------------------      -----------------------       -----------------      --------------
Marriott -- Courtyard
  and Residence Inn(1)             607                         17.9%                    $ 4,320,000             11.3%
Comfort Suites                     165                          4.9                       1,524,000              4.0
Doubletree Hotel                   213                          6.3                       2,869,000              7.5
Hampton Inns                     1,064                         31.4                      16,180,000             42.4
Holiday Inns (2)                 1,340                         39.5                      13,307,000             34.8
                                 -----                        -----                     -----------            -----
                                 3,389                        100.0%                    $38,200,000            100.0%
                                 =====                        =====                     ===========            =====

---------------------------------------------------

(1) Includes the Oxnard, California Radisson Suites Hotel which will be rebranded as a Residence Inn by Marriott upon completion of renovation which is expected to occur in the second quarter of 1997.

(2) Includes the Price, Utah Days Inn which will be rebranded as a Holiday Inn & Suites upon completion of renovation which is expected to occur in the second quarter of 1997.



                           GEOGRAPHIC DIVERSIFICATION

                          Number of                                                    Revenue
                             Rooms                  Percentage of Rooms           For the Year Ended      Percentage of
  State           (As of December 31, 1996)      (As of December 31, 1996)         December 31, 1996         Revenues
  -----           -------------------------      -------------------------         -----------------         --------
Arizona                       645                           19.0%                     $ 3,746,000               9.8%
California                    977                           28.8                        9,820,000              25.7
Colorado                      753                           22.2                       12,822,000              33.6
New Mexico                    213                            6.3                        2,869,000               7.5
Oregon                        199                            5.9                        1,825,000               4.8
Utah                          229                            6.8                        2,263,000               5.9
Washington                    373                           11.0                        4,855,000              12.7
                            -----                          -----                      -----------             -----
Total                       3,389                          100.0%                     $38,200,000             100.0%
                            =====                          =====                      ===========             =====

Accounting Policies

    In March and October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation," respectively. Implementation of Standard No. 121 has not had an effect on its financial position or results of operations. Management has implemented the disclosure method of Standard No. 123 and, accordingly, there has been be no impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short and long term basis to meet its operating cash requirements. In 1996, the Company paid dividends and distributions totaling $8.4 million representing an average of $0.24 per share or Partnership Unit on a quarterly basis. Beginning with the third quarter of 1996, the Company increased its regular quarterly dividend 8.7% to $0.25 per share.


    Cash flows from Investing and Financing Activities.

    The Company believes a regular program of capital improvements, including replacement and refurbishment of furniture, fixtures and equipment at its hotels, as well as the periodic renovation and redevelopment of certain of its hotels, is essential to maintaining the competitiveness of the hotels and maximizing revenue growth. The Company is also required under the Percentage Leases to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of the room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repairs, replacements and refurbishments and to maintain its hotels in a competitive condition.

    Additionally, the Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through a loan facility of Bank One of Arizona, N.A. and, when market conditions warrant, to issue additional equity or debt securities. During 1996, the Company raised $53.2 million through issuance and assumption of debt and $46.0 million through issuance of equity securities. As of December 31, 1996, the Company had $9.6 million of unused credit on the $50 million line of credit facility from Bank One (the "Facility") and immediately after the Company's January 10, 1997 spot offering had $35.1 million available under the Facility. Interest currently accrues on advances under the Facility at a rate equal to the three-month LIBOR plus 1.75%. The Company is currently in negotiations with Bank One together with Credit Lyonnais and Wells Fargo to provide a $100 million line of credit.

    Up to $5 million of the Facility may be used for working capital purposes. The Facility matures in October, 1998, at which time the outstanding balance at the end of that period is convertible, at the option of the Company, into a three-year term loan. The Facility is secured by first mortgages on the majority of the Company's hotels. The Company has the option of owning hotels not subject to the lien securing the Facility so long as no proceeds under the Facility are used with respect to such hotels and any other lender loaning against such hotels limits its liens to only that hotel. This feature of the Facility gives the Company the ability to separately finance on a long-term basis certain of its hotels. The Company may seek to obtain such stand-alone mortgage facility if market conditions are appropriate in management's view. The Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. However, because Messrs. Alter and Biederman and certain affiliates would suffer adverse tax consequences if the Company's mortgage indebtedness were reduced below $13.6 million, the Company does not anticipate reducing its mortgage indebtedness below this amount. The Company may seek to obtain such a stand-alone mortgage facility if market conditions are appropriate in management's view.

    As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through use of the Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth. During 1996, the Company used cash in the amount of $83.9 million as well as debt and the issuance of Units to acquire hotel assets, including redevelopment and recurring capital expenditures.

    During 1996, the Company substantially completed approximately $9.6 million in major renovations and conversions of seven of its hotels. The Company is currently engaged in renovations of eight of its more recently acquired hotels for approximately $11.6 million. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. In addition, the Company may acquire additional hotels and invest additional cash for renovations during 1997.


    Funds From Operations ("FFO"). Management believes that FFO is one measure of financial performance of an equity REIT, such as the Company. On a pro forma basis, FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the fourth quarter of 1996 doubled to $3.2 million from $1.6 million. For the year ended December 31, 1996, FFO grew by 38.3% to $11.2 million from $8.1 million.

                                           Quarter Ended                    Year Ended
                                            December 31,                     December 31,
                                          1996        1995               1996          1995
                                         Actual      Pro Forma         Pro Forma     Pro Forma
                                         ------      ---------         ---------     ---------
Income before minority interest        $1,726,000  $   861,000       $  6,724,000  $ 5,796,000
Real estate related depreciation        1,457,000      715,000          4,514,00     2,276,000
                                       ----------   ----------         ---------    ----------
Funds from operations                  $3,183,000   $1,576,000       $11,238,000    $8,072,000
                                       ==========   ==========       ===========    ==========

--------------------------------------------------------------------------------
(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on Funds From Operations beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.


The Lessee

    For a discussion of the Lessee's revenue operations and a comparison of the year ended December 31, 1996 to 1995, see "Results of Operations of the Company." Additionally, the Lessee reported a net loss of $3.2 million in 1996. Notwithstanding the net loss, cash flows were provided by operating activities during 1996 in the amount of $384,000. The loss is primarily due to the effects on the Lessee of executing the Company's strategy of renovating and repositioning its acquired hotels. Additional losses are primarily attributable to the transition to new management at acquired hotels, seasonal operations as determined by the timing of acquisitions, the operating leverage of certain Percentage Leases, new competitive supply in the Provo, Utah Holiday Inn market and a temporary decline in the local Santa Fe, New Mexico market.

    Typically, the Company's renovations and redevelopments of acquired hotels are extensive involving refurbishing exteriors, renovations to restaurants and lobbies and extensive renovations to guest rooms, including guest bath, furniture and soft goods. On average, the Company has spent over 25% of the purchase price on renovations which typically last approximately six to nine months. During the renovations, the Lessee's revenues are significantly reduced. In addition, there is typically a brief ramp up period of approximately one to three months before the renovated hotels produce positive cash flow for the Lessee. Further, many of the recently renovated hotels have not yet produced significant positive cash flows because of the lower REVPAR typically generated by these hotels in the fourth and first quarters.

     By the beginning of the second quarter of 1996, seven of the sixteen hotels then operated by the Lessee were undergoing substantial renovation and redevelopment. These seven hotels contributed $1.5 million to the 1996 loss. Three of these renovation projects were not completed until late in the third quarter of 1996 and the remaining four were generally not completed until late in the fourth quarter of 1996. Management of the Company and the Lessee believe that the related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from significantly improved operating performance of the renovated and redeveloped hotels.

    During the periods following renovation and redevelopment in 1996 and during the first two months of 1997, each of the seven renovated hotels have experienced dramatic increases in REVPAR when comparing stabilized, normal, pre-renovation operations in months of the prior year to the corresponding months of post- renovation operations in 1996 and 1997. The weighted average REVPAR growth for these periods for the renovated and redeveloped hotels is 21.6% while the national average for 1996 was 6.0%. While the Company significantly benefited from this upside improvement, the Lessee also minimized its losses from these hotels during the post renovation periods, which in each instance, was during an off-season interval. Management of the Company and the Lessee believe that REVPAR and operations for the renovated and redeveloped hotels will continue to show improved results in the short and long term and anticipate the Lessee will generate net income and substantial positive operational cash flow during 1997. There can be no assurance, however, that the Lessee's operating results will improve because of various factors described under "Risk Factors." Further, the acquisition by the Company of additional hotels requiring extensive renovations or redevelopment could create significant negative cashflows offsetting the improved operating results of the renovated and redeveloped hotels.

    As of December 31, 1996, the Lessee had a net working capital deficit of $3.9 million. The Lessee has received credit approval from a financial institution for a $1.5 million working capital line of credit. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

    The following table sets forth certain information for each of the hotels which were undergoing redevelopment in 1996:


                                                                      Average
                                               Number of Months       REVPAR
       Hotel                     Rooms         After Renovation       Growth
       -----                     -----         ----------------       ------
Clackamas (Portland), Oregon
 Hampton Inn                      114                  2                160.1%

Kent (Seattle), Washington
 Holiday Inn & Suites             122                  2                 57.6%

Portland, Oregon
 Holiday Inn Express               85                  2                 19.5%

Poulsbo, Washington
 Holiday Inn Express               63                  2                 20.2%

Oakland, California
 Hampton Inn                      152                  7                  8.6%

Santa Fe, New Mexico
 Doubletree Hotel                 213                  7                  4.8%(1)

Steamboat Springs, Colorado
 Holiday Inn                       82                  9                 24.9%
                                  ----

Total/average/weighted average    831                 4.4                21.6%
                                 =====

------------------------------
(1) The Santa Fe, New Mexico Doubletree Hotel and its related local market experienced a temporary decline in revenue during 1996. For the four month period ended February 28, 1997, the hotel's REVPAR growth was 35.9%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


    None.



                                    PART III

    Certain information required by Part III is omitted from this Report in that the Company has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held April 17, 1997 and the information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement. Information with respect to executive officers of the Company is incorporated by reference from the information under the caption "Executive Officers" in the Company's Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Stock Ownership of Management and Principal Stockholders" in the Company's Proxy Statement is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 13, 1997.

                                    SUNSTONE HOTEL INVESTORS, INC.

                                    By: /s/  ROBERT A. ALTER
                                       ----------------------------------------
                                             Robert A. Alter
                                             President, Secretary and
                                             Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K has been signed below by the following persons in the capacities and on the dates indicated:


        Signature                            Title                                     Date
        ---------                            -----                                     ----
/s/ ROBERT A.  ALTER              President, Secretary and Chairman                March 13, 1997
-----------------------------     of the Board of Directors (Principal
Robert A.  Alter                  Executive Officer)

/s/ CHARLES L.  BIEDERMAN         Executive Vice President and Director            March 13, 1997
-----------------------------
Charles L.  Biederman


/s/ KENNETH J.  BIEHL             Vice President and Chief Financial Officer       March 13, 1997
-----------------------------     (Principal Financial and Accounting Officer)
Kenneth J.  Biehl


/s/ C.  ROBERT ENEVER             Director                                         March 13, 1997
-----------------------------
C.  Robert Enever


/s/ LAURENCE GELLER               Director                                         March 13, 1997
-----------------------------
Laurence Geller


/s/ DAVID E. LAMBERT              Director                                         March 13, 1997
-----------------------------
David Lambert


/s/ H.  RAYMOND BINGHAM           Director                                         March 13, 1997
-----------------------------
H.  Raymond Bingham


/s/ FREDRIC H.  GOULD             Director                                         March 13, 1997
-----------------------------
Fredric H.  Gould


/s/ EDWARD H.  SONDKER            Director                                         March 13, 1997
-----------------------------
Edward H.  Sondker


/s/ MARK A.  FERRUCCI             Director                                         March 13, 1997
-----------------------------
Mark A.  Ferrucci

                                     PART IV

ITEM    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits:

EXHIBIT
   NO.                                     DESCRIPTION
--------------------------------------------------------------------------------
3.1            Amended Articles of Incorporation of the Company, as further amended by the Articles of Amendment of the Company, as filed with the State Department of Assessments and Taxation of Maryland
               on November 9, 1994, filed as Exhibit 3.1 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.

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

10.1.5         Fifth Amendment to First Amended and Restated Agreement and
               Limited Partnership dated as of July 31, 1996, filed as Exhibit
               10.1.5 to the Company's Registration Statement No. 333-07685 and incorporated herein by this reference.

10.1.6         Sixth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of August 10, 1996, filed as Exhibit
               10.1.6 to the Company's Registration Statement No. 333-07685 and incorporated herein by this reference.

10.1.7         Seventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of September 10, 1996, filed as
               Exhibit 10.1.7 to the Company's Registration Statement No.
               333-07685 and incorporated herein by this reference.

10.1.8*        Eighth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of October 29, 1996.

10.1.9*        Ninth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996.

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

10.2.4 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel
               Properties, Inc., as lessee, for the Courtyard By Marriott Hotel located in Fresno, California, filed As Exhibit 10.2.4 to the Company's 1995 10-K and incorporated herein by this reference.

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

10.2.17        Lease Agreement dated June 28, 1996 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn Hotel located in Renton, Washington, filed as Exhibit 10.2.17 to the Company's
               Registration Statement No. 333-07685 and incorporated herein by this reference.

10.2.18        Lease Agreement dated August 13, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Days Inn Hotel located in Price, Utah, filed as Exhibit 10.2.18 to the Company's Registration Statement
               No. 333-07685 and incorporated herein by this reference.

10.2.19        Lease Agreement dated September 20, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Residence Inn Hotel located in Highlands
               Ranch, Colorado, filed as Exhibit 10.2.18 to the Company's
               Registration Statement No. 333-07685 and incorporated herein by this reference.

10.2.20        Lease Agreement dated August 13, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Comfort Suites Hotel located in South
               San Francisco, California, filed as Exhibit 10.2.20 to the
               Company's Registration Statement No. 333-07685 and incorporated herein by this reference.

10.2.21**      Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hampton Inn located in Tucson, Arizona.

10.2.22**      Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Mesa, Arizona.

10.2.23**      Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Flagstaff,
               Arizona.

10.2.24**      Lease Agreement dated December 19, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Radisson Suites located in Oxnard,
               California.

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

10.12          Deleted

10.13          Deleted

10.14          Deleted

10.15          Deleted

10.16          Deleted

10.17          Deleted

10.18          Deleted

10.19          Deleted

10.20          Deleted

10.21          Deleted

10.22          Deleted

10.23          Deleted

10.24          Deleted

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

10.30.5 Amendment Number Five to Third Party Pledge Agreement effective as of August 13, 1996, filed as Exhibit 10.30.5 to the Company's
               Registration Statement No. 333-07685 and incorporated herein by this reference

10.30.6 Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996.

10.30.7*       Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996.

10.30.8*       Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996.

10.31          Deleted

10.32          Deleted

10.33          Deleted

10.34          Deleted

10.35          Loan Agreement by and between the Company and Bank One, Arizona,
               N.A. dated as of October 25, 1995, filed as Exhibit 10.38 to the Company's 1995 10-K and incorporated herein by this reference.

10.36          Deleted

10.37          Deleted

10.38          Deleted

10.39          Deleted

10.40          Deleted


*    Filed herewith; all other exhibits previously filed.
** Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed under this Exhibit.

     (b) Reports on Form 8-K:

         A Current Report on Form 8-K (the "8-K") dated November 13, 1996, was filed in the quarter ended December 31, 1996, with disclosure under Items 2 and
7. The 8-K did not include the financial statements required by Item 7, but undertook to file a Form 8K/A as soon as practicable, but no later than sixty
(60) days after the date the 8-K was filed.

         A report on Form 8K/A amending to the 8-K was filed on January 7, 1997, including the financial statements required by Item 7 but not included in the previously filed 8-K.

                          INDEX TO FINANCIAL STATEMENTS


SUNSTONE HOTEL INVESTORS, INC. AND SUNSTONE HOTELS (THE "PREDECESSOR")

         Report of Independent Accountants..................................................................... F-2

         Sunstone Hotel Investors, Inc. -- Consolidated Balance Sheets as of December 31, 1996
                  and 1995..................................................................................... F-3

         Sunstone Hotel Investors, Inc. -- Consolidated Statements of Income for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and
                  Sunstone Hotels (Predecessor) -- Combined Statements of Income for the period
                  January 1, 1995 to August 15, 1995 and for the year ended December 31, 1994 ................. F-4

         Sunstone Hotel Investors, Inc. -- Consolidated Statements of Equity for the year ended
                  December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and
                  Sunstone Hotels (Predecessor) -- Combined Statements of Deficit for the period
                  January 1, 1995 to August 15, 1995 and the year ended December 31, 1994 ..................... F-5

         Sunstone Hotel Investors, Inc. -- Consolidated Statements of Cash Flows for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and
                  Sunstone Hotels (Predecessor) - Combined Statements of Cash Flows for the period
                  January 1, 1995 to August 15, 1995 and for the year ended December 31, 1994 ................. F-6

         Notes to Consolidated and Combined Financial Statements............................................... F-7

         Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996...................... F-16


SUNSTONE HOTEL PROPERTIES, INC. (THE "LESSEE")

         Report of Independent Accountants.................................................................... F-17

         Balance Sheets as of December 31, 1996 and 1995...................................................... F-18

         Statements of Operations and Stockholders' Deficit for the year ended December 31, 1996 and for the period August 16, 1995 through December 31, 1995................................ F-19

         Statements of Cash Flows for the year ended December 31, 1996 and for the period August 16, 1995 through December 31, 1995.................................... F-20

         Notes to Financial Statements........................................................................ F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Sunstone Hotel Investors, Inc.


We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and the combined statements of operations, deficit and cash flows of Sunstone Hotels (the "Predecessor") for the period January 1, 1995 to August 15, 1995, and for the year ended December 31, 1994. Our audit also included the accompanying financial statement schedule as of December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and the combined results of operations and cash flows of the Predecessor for the period January 1, 1995 to August 15, 1995, and for the year ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                      COOPERS & LYBRAND L.L.P.



San Francisco, California
February 28, 1997

                         SUNSTONE HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                           December 31,
                                                                                           ------------
                                                                                       1996                1995
                                                                                       ----                ----
ASSETS:
Investment in hotel properties, net                                             $   152,937,000       $   50,063,000
Mortgage notes receivable                                                             2,850,000
Cash and cash equivalents                                                               142,000            5,222,000
Rent receivable-- Lessee                                                              2,360,000              646,000
Prepaid expenses and other assets, net
     of accumulated amortization of $253,000
     and $32,000, respectively                                                        1,790,000            1,305,000
                                                                                ---------------       --------------

                                                                                $   160,079,000       $   57,236,000
                                                                                ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                                        $    40,400,000       $    8,400,000
Mortgage loans payable                                                               19,651,000
Accounts payable and other accrued expenses                                           3,249,000            1,346,000
Distributions payable                                                                                      1,764,000
                                                                                ---------------       --------------

                                                                                     63,300,000           11,510,000
                                                                                ---------------       --------------

Commitments

Minority interest                                                                    15,978,000            8,231,000
                                                                                ---------------       --------------

Stockholders' equity:

Common stock, $.01 par value, 50,000,000 authorized;
     10,936,457 and 6,322,000 issued and outstanding as of
     December 31, 1996 and 1995, respectively                                           109,000               63,000
Preferred stock, $.01 par value, 10,000,000 authorized,
     no shares issued or outstanding
Additional paid-in capital                                                           80,700,000           37,432,000
Distributions in excess of earnings                                                      (8,000)
                                                                                ---------------       --------------


                                                                                     80,801,000           37,495,000
                                                                                ---------------       --------------

                                                                                $   160,079,000       $   57,236,000
                                                                                ===============       ==============





   The accompanying notes are an integral part of these financial statements.

       SUNSTONE HOTEL INVESTORS, INC. -- CONSOLIDATED STATEMENTS OF INCOME SUNSTONE HOTELS (PREDECESSOR) -- COMBINED STATEMENTS OF OPERATIONS


                                              Sunstone Hotel Investors, Inc.                 Sunstone Hotels
                                            ----------------------------------        --------------------------------
                                            For the year       For the period         For the period         For the
                                                ended          August 16, 1995        January 1,1995       year ended
                                            December 31,       to December 31,         to August 15,      December 31,
                                                1996                 1995                   1995              1994
                                            ------------       ---------------        --------------      ------------
REVENUES:
   Lease revenue                            $ 14,848,000          $ 3,013,000
   Hotel operating revenue                                                            $    9,675,000      $ 13,863,000
   Interest income                               236,000               47,000
                                            ------------          -----------         --------------      ------------

                                              15,084,000            3,060,000              9,675,000        13,863,000
                                            ------------          -----------         --------------      ------------

EXPENSES:
   Real estate related depreciation and
      amortization                             4,514,000              968,000                696,000         1,248,000
   Interest expense and amortization of
      financing costs                          1,558,000               47,000              1,270,000         2,360,000
   Real estate, personal property taxes
      and insurance                            1,273,000              312,000                356,000           689,000
   Property operating costs                                                                3,550,000         5,801,000
   General and administrative                  1,015,000              109,000                721,000         1,067,000
   Management fees                                                                           409,000           620,000
   Franchise costs                                                                           323,000           624,000
   Advertising and promotion                                                                 676,000         1,056,000
                                            ------------          -----------         --------------      ------------

         Total expenses                        8,360,000            1,436,000              8,001,000        13,465,000
                                            ------------          -----------         --------------      ------------

         Income before minority interest
           and extraordinary items             6,724,000            1,624,000              1,674,000           398,000

         Minority interest                     1,090,000              284,000
                                            ------------          -----------         --------------      ------------

         Income before extraordinary item      5,634,000            1,340,000

         Extraordinary charge for early
           extinguishment of debt (net of
           $34,000 of minority interest)                              159,000
                                            ------------          -----------         --------------      ------------

NET INCOME                                  $  5,634,000          $ 1,181,000         $    1,674,000      $    398,000
                                            ============          ===========         ==============      ============

Per common share:
   Income before extraordinary item                $0.71                $0.21
   Extraordinary item (net of
   minority interest)                                                   (0.02)
                                            ------------          -----------

   NET INCOME                                      $0.71                $0.19
                                            ============          ===========

Weighted average number of shares              8,050,990            6,322,000
                                            ============          ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY

                                                                 Common Stock             Additional      Distributions
                                                                 ------------               paid-in       in excess of
                                                Total        Shares         $               capital         earnings
                                                -----        ------      --------         -----------     ----------
Balance at December 31, 1994             $      490,000                               $    490,000
   Reorganization and issuance of
      common stock                           53,306,000    6,322,000    $  63,000       53,243,000
   Predecessor deficit                       (6,627,000)                                (6,627,000)
   Issuance of common stock to directors         71,000                                     71,000
   Dividends/distributions declared          (2,695,000)                                (1,514,000)    $   (1,181,000)
   Net income                                 1,181,000                                                     1,181,000
   Minority interest                         (8,231,000)                                (8,231,000)
                                         --------------   ----------    ---------     ------------     --------------

Balance at December 31, 1995                 37,495,000    6,322,000       63,000       37,432,000
   Issuance of common stock, net             43,151,000    4,614,457       46,000       43,105,000
   Distributions declared                    (5,642,000)                                                   (5,642,000)
   Net income                                 5,634,000                                                     5,634,000
   Reallocation of minority interest            163,000                                    163,000
                                         --------------   ----------    ---------     ------------     --------------

Balance at December 31, 1996             $   80,801,000   10,936,457    $ 109,000     $ 80,700,000     $       (8,000)
                                         ==============   ==========    =========     ============     ==============



                          SUNSTONE HOTELS (PREDECESSOR)
                         COMBINED STATEMENTS OF DEFICIT

                                                                      Partners'
                                                                       Deficit
                                                                       -------
Balance at January 1, 1994                                          $(8,781,000)
  Net income                                                            398,000
  Capital contributions                                                 159,000
  Distributions                                                         (50,000)
                                                                    -----------

Balance at December 31, 1994                                         (8,274,000)
  Net income                                                          1,674,000
  Capital contributions                                                  15,000
  Distributions                                                         (42,000)
                                                                    -----------

Balance at August 15, 1995                                          $(6,627,000)
                                                                    ===========


    The accompanying notes are an integral part of these financial statements.

     SUNSTONE HOTEL INVESTORS, INC. -- CONSOLIDATED STATEMENTS OF CASH FLOWS
       SUNSTONE HOTELS (PREDECESSOR) -- COMBINED STATEMENTS OF CASH FLOWS

                                                        Sunstone Hotel Investors, Inc.           Sunstone Hotels
                                                       -------------------------------     ------------------------------
                                                       For the year    For the period      For the period       For the
                                                           ended       August 16, 1995     January 1,1995     year ended
                                                       December 31,    to December 31,      to August 15,    December 31,
                                                           1996              1995                1995            1994
                                                       ------------    ---------------     --------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                           $  5,634,000       $  1,181,000   $   1,674,000    $    398,000
   Extraordinary item due to early
       extinguishment of debt                                                   159,000
   Adjustments to reconcile net income
       to net cash provided by operating activities:
     Minority interest                                     1,090,000            284,000
     Depreciation                                          4,514,000            968,000         696,000       1,248,000
     Amortization of financing costs                         221,000             35,000
     Loss on disposal of assets                                                                                 108,000
     Increase in due to affiliates for management fees                                           70,000          73,000
     Management fees waived by partner                                                           15,000         160,000
     Interest expense added to principal balance
         for revenue participation clause                                                                        51,000
   Changes in assets and liabilities:
     Receivables, net                                                                           255,000          33,000
     Rent receivable-Lessee                               (1,714,000)          (646,000)
     Prepaid and other assets, net                            21,000           (900,000)         79,000          97,000
     Accounts payable and accrued expenses                 1,903,000          1,210,000      (1,595,000)        429,000
                                                        ------------       ------------   -------------    ------------

         Net cash provided by operating
           activities                                     11,669,000          2,291,000       1,194,000       2,597,000
                                                        ------------       ------------   -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, improvements and additions
     to hotel properties                                 (83,857,000)       (32,899,000)       (463,000)     (1,081,000)
   Proceeds from sale of hotel properties                  1,100,000
   Decrease in restricted cash                                                                  104,000         263,000
                                                        ------------       ------------   -------------    ------------
         Net cash used in investing activities           (82,757,000)       (32,899,000)       (359,000)       (818,000)
                                                        ------------       ------------   -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock             43,151,000         52,982,000
   Payments to noncontinuing equity investors
     of Predecessor                                                            (832,000)
   Payment of deferred financing costs                      (308,000)          (425,000)
   Borrowings on revolving line of credit                 53,200,000          8,400,000
   Principal payments on revolving line of credit        (21,200,000)
   Principal payments on long-term debt                     (411,000)       (23,420,000)       (846,000)     (1,055,000)
   Proceeds from issuance of long-term debt                                                                     200,000
   Advances from affiliates                                                                                      40,000
   Payments on advances from affiliates                                                        (418,000)       (460,000)
   Distributions paid                                     (7,096,000)          (727,000)
   Partnership distributions paid                         (1,328,000)          (154,000)        (42,000)        (50,000)
                                                        ------------       ------------   -------------    ------------
         Net cash provided by (used in)
             financing activities                         66,008,000         35,824,000      (1,306,000)     (1,325,000)
                                                        ------------       ------------   -------------    ------------
         Net change in cash                               (5,080,000)         5,216,000        (471,000)        454,000
Cash, beginning of period                                  5,222,000              6,000         718,000         264,000
                                                        ------------       ------------   -------------    ------------
Cash, end of period                                     $    142,000       $  5,222,000   $     247,000    $    718,000
                                                        ============       ============   =============    ============

Supplemental Disclosure:
   Cash paid for interest, net of amounts
     capitalized                                        $  1,337,000       $     11,000   $   1,750,000    $  2,193,000
                                                        ============       ============   =============    ============

    The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



1.  ORGANIZATION AND INITIAL PUBLIC OFFERING

           Sunstone Hotel Investors, Inc. (the "Company"), a Maryland corporation, was formed on September 21, 1995, as a real estate investment trust ("REIT"). The Company completed an initial public offering (the "Offering") of 5,910,000 shares of its common stock on August 16, 1995 (inception). An additional 404,500 shares of common stock were issued by the Company on September 3, 1995 upon a partial exercise of the underwriters' over-allotment option. The offering price of all shares sold in the Offering was $9.50 per share, resulting in gross proceeds of approximately $60.0 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $53.3 million.

           The Company contributed all of the net proceeds of the Offering to Sunstone Hotel Investors, L.P. (the "Partnership") in exchange for an approximately 82.5% aggregate equity interest in the Partnership. The Company conducts all its business through and is the sole general partner of the Partnership (hereafter referred to as the "Company").

           In connection with the Offering, the Company acquired seven hotels (the "Sunstone Hotels") from seven entities controlled by officers and a director of the Company and acquired three additional hotels (the "Acquisition Hotels" and together, the "Initial Hotels") from unrelated third parties in exchange for (i) 1,288,500 units ("Units") in the Partnership (representing the remaining 17.5% of equity interest in the Partnership) which are exchangeable for a like number of shares of the common stock of the Company, (ii) the payment of mortgage indebtedness for the Sunstone Hotels of approximately $23.5 million and other obligations relating to the Sunstone Hotels, and (iii) payment of approximately $25.8 million to purchase the Acquisition Hotels.

           On August 7, 1996, the Company completed a secondary offering for 4,000,000 shares of its common stock. On September 10, 1996, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold was $10.00 per share, resulting in gross proceeds of approximately $46 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $43.1 million.

           At December 31, 1996, the Company owned 24 hotel properties, primarily located in the Western United States, which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

           For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

The Predecessor:

           The predecessor to the Company was Sunstone Hotels (the "Predecessor"), consisting of the seven entities referred to above. Due to common ownership and management of the Predecessor, the historical combined financial statements have been accounted for as a group of entities under common control. All significant intercompany transactions and balances have been eliminated in the combined presentations. The financial statements of the Predecessor do not include the Acquisition Hotels or other hotel properties acquired subsequent to the Offering and are, therefore, not comparable to the financial statements of the Company.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investment In Hotel Properties:

           The Sunstone Hotels are recorded at the historical cost of the Predecessor including accumulated depreciation and do not reflect the Company's cost to acquire the Sunstone Hotels. All other hotel properties are recorded at cost, less accumulated depreciation. During periods of construction, interest attributable to rooms not in service is capitalized until such rooms are available for their intended use under a specific identification method. Hotel properties are stated at the lower of cost or the amounts described below and are depreciated using the straight-line method over estimated useful lives ranging from five to thirty-five years for buildings and improvements and three to ten years for furniture, fixtures and equipment. A gain or loss is recorded to the extent the amounts ultimately received upon disposition differ from the book values of the hotel assets. Franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from 10 to 20 years.

           In 1996, the Company applied Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of the assets.

           Management estimates that the sum of the expected future undiscounted cash flows, excluding interest charges, for each hotel asset is greater than the carrying amount of each hotel property and, accordingly, hotel properties are stated at cost less accumulated depreciation.

Cash And Cash Equivalents:

           Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

Other Assets:

           Other assets consist primarily of deferred offering costs, deferred loan fees, deposits and due from affiliates. Amortization of deferred loan costs is computed using the straight-line method over the life of the loan based upon the terms of the loan agreements. Deferred offering costs are offset against equity when the related proceeds are received.

Minority Interest:

           Minority interest carried on the balance sheet is adjusted periodically upon issuance of either common stock of the Company or Units based on the number of Units outstanding divided by the sum of shares of common stock and units outstanding at the measurement date. Such adjustments are recorded as adjustments to additional paid-in capital.


Concentrations Of Credit Risk:

           At December 31, 1996 and 1995, the Company had amounts in banks that were in excess of federally insured amounts.

Revenue Recognition:

           The Company recognizes lease revenue on an accrual basis over the terms of the respective Percentage Leases.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Income Taxes:

           The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company is subject to state income and franchise taxes in certain states in which it operates.

Stock-Based Compensation:

           The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its Stock Incentive Plan and its Directors Plan.

Net Income Per Share and Partnership Units:

           Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 8,050,990 and 6,322,000 for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995, respectively. At December 31, 1996 and 1995, 2,162,147 and 1,387,859 partnership units, which are exchangeable for a like number of common shares of the Company, were issued and outstanding, respectively. The weighted average number of partnership units outstanding for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 was 1,563,947 and 1,340,121,
respectively. Partnership units are not deemed to be common stock equivalents for purposes of calculating net income per share.

Fair Value Of Financial Instruments:

           Management has estimated the fair value of its financial instruments. Considerable judgment is required in interpreting market data in order to develop estimates of the fair value of the Company's financial instruments. Accordingly, the estimated values are not necessarily indicative of the amounts that could be realized in current market exchanges. For those financial instruments for which it is practical to estimate value, management believes that the carrying amounts of the Company's financial instruments reasonably approximate their fair value at December 31, 1996 and 1995.

Use Of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


3.  INVESTMENT IN HOTEL PROPERTIES:

           Investment in hotel properties as of December 31, 1996 and 1995 consists of the following:

                                                                               1996                      1995
                                                                         --------------            --------------
               Land                                                    $     25,774,000             $  11,597,000
               Building and improvements                                    121,550,000                40,552,000
               Furniture and equipment                                       19,681,000                 8,239,000
               Construction in process                                        2,851,000                 2,280,000
                                                                       ----------------             -------------

                                                                            169,856,000                62,668,000
               Accumulated depreciation and amortization                    (16,919,000)              (12,605,000)
                                                                       ----------------             -------------
               Net investment in hotel properties                      $    152,937,000             $  50,063,000
                                                                       ================             =============


           In December 1995, the Company acquired one hotel in exchange for 50,537 Units and the assumption of $4 million of debt.

           During 1996, the Company acquired 12 hotel properties for aggregate consideration of $85,884,000, including transaction costs, comprised of $57,942,000 in cash, $20,062,000 in assumed mortgage notes payable and the issuance of 786,347 Units, which are exchangeable for a like number of shares of common stock of the Company. During 1996, the Company completed, or was in the process of completing, substantial renovations at ten of the hotel properties, and in connection with such renovations, incurred costs of approximately $9,600,000. In addition, during 1996, the Company completed development and construction of one hotel property and incurred related costs in 1996 of $5,189,000. In connection with the renovations and construction activity during the year ended December 31, 1996, the Company capitalized $1,131,000 of interest.

           In May 1996, the Company sold two hotel properties acquired in February 1996 for aggregate consideration of $3,950,000, comprised of $1,100,000 in cash and mortgage notes receivable aggregating $2,850,000. The Company did not recognize any gain or loss in connection with the sale of the assets.


4.  MORTGAGE NOTES RECEIVABLE:

           At December 31, 1996, mortgage notes receivable consisted of the following:

                Note receivable dated May 17, 1996; monthly payments of interest only at 9.1% until maturity on May 17, 1997; collateralized by a
                deed of trust, assignment of rents and fixtures                                       $ 1,250,000

                Note receivable dated May 17, 1996; monthly payments of interest only at 9.1% until maturity on May 17, 1997; collateralized by a
                deed of trust, assignment of rents and fixtures                                         1,600,000
                                                                                                      -----------
                                                                                                      $ 2,850,000
                                                                                                      ===========


           Related interest income for the year ended December 31, 1996 was $167,000.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


5.  REVOLVING LINE OF CREDIT:

           In October 1995, the Company obtained a three-year commitment for a $30 million credit facility maturing in 1998, which was increased to $50 million in December 1996. Borrowings outstanding at maturity may, at the option of the Company, be converted to a three-year term note. Initially, variable interest was payable monthly at the London Interbank Offered Rate ("LIBOR") plus 2.75%. The spread over LIBOR was reduced to 2.25% in June 1996 and 1.90% in August 1996. In January 1997, the spread over LIBOR was reduced to 1.75%. The credit facility may be used for acquisitions, capital improvements, working capital and general corporate purposes and requires the Company to pay a 0.25% fee on the unused portion. As of December 31, 1996 and 1995, additional borrowings available under the credit facility were $9.6 million and $21.6 million, respectively. For the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995, related interest expense was $1,044,000 and $11,000, respectively, and the weighted average interest rates on outstanding borrowings at December 31, 1996 and 1995 was 7.53% and 8.13%, respectively.

           The line of credit is collateralized by the hotel properties . In addition, the line of credit is guaranteed by certain directors of the Company.

           The line of credit requires the Company to maintain a specified debt to net worth ratio, a coverage ratio of EBITDA to debt service and a debt service coverage ratio. In addition, the Company is restricted in the amount of distributions to share and unit holders and must maintain a specified liquidity. Further, the Company is required to maintain national franchises at each of its properties and maintain its REIT status. At December 31, 1996 and 1995, the Company was in compliance with such covenants.


6.  MORTGAGE NOTES PAYABLE:

           At December 31, 1996, mortgage notes payable consisted of the following:

                $2,100,000 note payable dated June 9, 1994; monthly payments of principal and interest at 9.76%; maturing in 2004; collateralized by a
                first deed of trust, assignment of rents and fixtures                                $  2,025,000


                $1,000,000 note payable dated October 12, 1994; monthly payments of principal and interest at 8.73%; maturing in 2014;
                collateralized by a second deed of trust, assignment of rents and fixtures                955,000

                $9,000,000 note payable dated September 26, 1995; monthly
                payments of principal and interest at 9.95%; maturing in 1999;
                collateralized by a deed of trust, assignment of rents and fixtures                     8,018,000

                $9,500,000 note payable dated December 28, 1993; monthly
                payments of principal and interest at 9.67%; maturing in 1999;
                collateralized by a deed of trust, assignment of rents and fixtures                     8,653,000
                                                                                                     ------------

                                                                                                     $ 19,651,000
                                                                                                     ============

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


6.  MORTGAGE NOTES PAYABLE, continued:

           Interest expense on these mortgage notes payable was $506,000 for the year ended December 31, 1996.

           Future principal maturities after December 31, 1996, are as follows:

                1997                                        $        767,000
                1998                                                 847,000
                1999                                              15,276,000
                2000                                                  88,000
                2001                                                  97,000
                Thereafter                                         2,576,000
                                                            ----------------

                                                            $     19,651,000

           No mortgage notes payable were outstanding as of, or for the period ended, December 31, 1995.

           For the period January 1, 1995 to August 15, 1995, and for the year ended December 31, 1994, the Predecessor had approximately $23.5 million of long-term indebtedness outstanding. Such obligations were repaid in connection with the Offering.


7.  COMMITMENTS:

           In 1996, the Company entered into a contract to acquire a 166-room full-service convention hotel located in Pueblo, Colorado for $8.4 million from an unaffiliated developer upon completion of construction, which is expected to occur in the second quarter of 1998.


8.  DISTRIBUTIONS:

           As described in Note 2, the Company qualifies for federal income tax purposes as a REIT. The following summarizes the tax components of common distributions declared during the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995:

                                                                                 1996                      1995
                                                                               --------                  ------
               Per common share:
                Ordinary income                                                  100%                       85%
                Return of capital                                                                           15%
                                                                                 ---                       ---
                Total                                                            100%                      100%
                                                                                 ===                       ===


9.  PREFERRED STOCK:

           The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.01 per share, undesignated as to class, series or terms. No shares of preferred stock have been issued.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


10.  PERCENTAGE LEASE AGREEMENTS:

           Future minimum rentals (base rents) to be received by the Company from the Lessee under the Percentage Leases after December 31, 1996 are as follows:

                   1997                                  $   11,329,000
                   1998                                      11,329,000
                   1999                                      11,329,000
                   2000                                      11,329,000
                   2001                                      11,329,000
                   Thereafter                                47,069,000
                                                         --------------

                                                         $  103,714,000
                                                         ==============

         The term of each lease is ten years. The Percentage Leases contain various covenants and are cross-defaulted. The rent due under each lease is the greater of base rent (subject to annual adjustments based on increases in the United States Consumer Price Index) or percentage rent. Percentage rent is calculated as 20% to 37% of room revenues, up to a certain baseline revenue, then 60% to 65% of room revenues in excess of the baseline revenues. Generally, percentage rent includes 5% of food and beverage revenue and 100% of net other revenues. Rental income pursuant to the leases for the year ended December 31, 1996 and for the period August 16, 1995 through December 31, 1995 was $14,848,000 and $3,013,000, respectively, of which $6,807,000 and $1,328,000, respectively, was in excess of base rents. All rents have been assigned as collateral under the line of credit. The stockholders of the Lessee have pledged 375,315 Units as collateral for the lease payments.

         Pursuant to the Percentage Leases, the Company is required to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the Initial Hotels, when and as deemed necessary by the Lessee, an amount equal to 4.0% of room revenue per quarter on a cumulative basis. To the extent the amount is not fully utilized by the Lessee in any year, the Company may use the amount to fund certain capital expenditures.


11.  STOCK INCENTIVE PLAN AND DIRECTORS PLAN:

         Under the Stock Incentive Plan adopted by the Board of Directors in 1994, executive officers and other key employees of the Company may be granted share options, restricted share awards or performance share awards. Restricted share awards are subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of independent Directors, determines compensation for the Company's executive officers, and administers awards under the Stock Incentive Plan. No restricted shares have been issued as of December 31, 1996. At December 31, 1996, 94,600 shares were available for future grant of options or awards under the Stock Incentive Plan.

         Under the Directors Plan adopted by the Board of Directors in 1994, non-employee members of the Board of Directors of the Company are granted options to purchase common shares, which vest immediately, or direct issuances of common stock at periodic intervals over their period of board service. No direct issuances of common stock have been issued as of December 31, 1996. At December 31, 1996, 135,000 shares were available for future grant of options or awards under the Directors Plan.

         During the year ended December 31, 1996, the Company granted options to purchase 180,400 shares at exercise prices ranging from $9.75 to $10.50 per share. During the period August 16, 1995 to December 31, 1995, the Company granted options to purchase 240,000 shares at an exercise price of $9.50 per share. Such options, which were granted at fair market value on the date of grant, vest over 5 years and expire in ten years from date of grant. As of December 31, 1996, no options have been exercised.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


11.  STOCK INCENTIVE PLAN AND DIRECTORS PLAN, continued:

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock options plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $67,000 or $0.01 per share for the year ended December 31, 1996, and approximately $16,000 and $0.01 per share for the year ended December 31, 1995. The average fair value of the options granted during 1996 is estimated as $0.96 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.11%, volatility of 27.9, risk-free interest rates of 6.48% to 6.85%, actual forfeitures, and an expected life of approximately 10 years. The average fair value of the options granted during 1995 is estimated as $0.88 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.11%, volatility of 27.9%, risk-free interest rates of 6.5%, actual forfeitures, and an expected life or approximately 10 years.


 12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Summarized quarterly financial data for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 is as follows:

                                                                                   1996
                                                      ----------------------------------------------------------------
                                                      Quarter Ended  Quarter Ended     Quarter Ended     Quarter Ended
                                                         March 31      June 30         September 30,      December 31
                                                      -------------  -------------     -------------     ------------

Lease revenues                                        $   3,190,000    $ 2,965,000     $   4,252,000      $  4,441,000
Net income                                                1,337,000        877,000         1,955,000         1,465,000
Net income per share                                           0.21           0.14              0.23              0.13

                                                                  1995
                                                      -----------------------------
                                                      Period Ended    Quarter Ended
                                                      September 30     December 31
                                                      -------------   -------------
Lease revenues                                        $   1,145,000    $ 1,868,000
Net income before extraordinary item                        629,000        711,000
Extraordinary charge                                        159,000
Net income per share before extraordinary item                 0.10           0.11
Net income                                                  470,000        711,000
Net income per share                                           0.08           0.11


13.  RELATED PARTY TRANSACTIONS:

           The Management Company provides certain accounting and management services for the Company. The Company expensed $60,000 and $11,000 for these services for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995, respectively, and are included in general and administrative services in the statement of operations.

                         SUNSTONE HOTEL INVESTORS, INC.
                       AND SUNSTONE HOTELS -- PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


13.  RELATED PARTY TRANSACTIONS, continued:

           At December 31, 1995, prepaid expenses and other assets includes $21,000 representing interest expense incurred by the Company that was reimbursed by affiliates in 1996. Certain interest incurred by the Company is reimbursable pursuant to an understanding whereby, among other provisions, the Company has agreed to maintain debt of at least $8.4 million in order to avoid triggering a taxable event to certain affiliates. Such affiliates, in return, have agreed to cover the negative interest spread under this arrangement. During periods in which outstanding debt exceeds $8.4 million, no amounts are payable by the affiliates. To date, the affiliates have paid $66,000 under this arrangement. In connection with a hotel acquisition completed subsequent to December 31, 1996, the outstanding debt threshold under this arrangement was increased to $13.6 million.

           In April 1996, the Company acquired a hotel property from an affiliate for $4.0 million, comprised of $3.2 million of an assumed mortgage note payable and the issuance of 80,000 Units.

           Certain Lessee employee salaries and identifiable employee expenses incurred in connection with acquisition and construction services are reimbursed by the REIT. During the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995, $200,000 and $13,000 was paid to the Lessee for such services, respectively.



14.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

           The unaudited pro forma financial information set forth below is presented as if: (i) the Offering and related formation transactions, (ii) the acquisition, development and disposition of the other hotel properties, and
(iii) the secondary equity offering completed in 1996, had occurred on January 1, 1995.

           The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Offering and related formation transactions and the acquisition, development and disposition of the other hotel properties, and the secondary equity offering completed in 1996 had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                                        For the year ended December 31,
                                                                       --------------------------------
                                                                            1996                1995
                                                                       -------------       ------------
                                                                                 (Unaudited)
                           Lease revenues                              $  22,653,000       $ 20,754,000
                           Net income                                      6,865,000          5,631,000
                           Net income per share                                 0.63               0.51



15.  SUBSEQUENT EVENTS:

         The Company completed a shelf offering for 4,000,000 shares of its common stock on January 6, 1997. Concurrently, 600,000 shares of common stock were issued by the Company upon the exercise of the underwriters' over-allotment option. The offering price of the shares sold in the offering was $13.00 per share, resulting in gross proceeds of approximately $59.8 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $56.3 million.

         Subsequent to December 31, 1996, the Company acquired two hotel properties for $21.0 million.

         Subsequent to December 31, 1996, the Company declared a dividend of $0.25 per common share which was paid February 15, 1997.

                                SUNSTONE HOTELS
             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996


                                                                                                Cost Capitalized
                                                             Initial Cost to Company        Subsequent to Acquisition
                                                             -----------------------        -------------------------
                                                                          Buildings and                 Buildings and
       Description                           Encumbrances     Land         Improvement       Land        Improvement
       -----------                           ------------     ----         -----------       ----        -----------
Hampton Inn - Pueblo                                  (c)    $ 607,183     $1,745,054                   $    435,241
Hampton Inn - Denver                                  (c)    1,250,462      2,597,505                        879,429
Holiday Inn - Craig                                   (c)       70,000        915,024         207,098        697,390
Hampton Inn - Mesa                                    (c)      900,000      2,117,321                        229,573
Courtyard by Marriott - Fresno                        (c)      800,000      2,936,460         150,000        792,129
Holiday Inn - Provo                                   (c)      850,000      1,116,708                         68,687
Best Western - Santa Fe                               (c)    2,296,000      8,610,000                      1,627,014
Hampton Inn - Arcadia                                 (c)    1,660,500      6,226,875                          3,507
Hampton Inn - Silverthorne                            (c)    1,337,625      5,016,094                        463,067
Hampton Inn - Oakland                                 (c)    1,223,045      3,109,435                        437,861
Holiday Inn - Kent                                    (c)    1,166,955      2,963,452          21,996      1,826,105
Holiday Inn Express - Poulsbo                         (c)      613,485      1,558,033          21,996        989,547
Hampton Inn - Clackamas                               (c)                   2,261,998                      2,048,440
Holiday Inn Express - Stark                           (c)      376,254      1,643,824          27,211      1,219,554
Residence Inn - Highlands Ranch                       (c)      809,159      4,151,567         155,226        208,503
Holiday Inn - Price                                   (c)      240,167      4,034,833                        123,364
Comfort Suites - S. San Francisco                     (c)    1,731,368      8,935,209                         73,345
Holiday Inn - Renton                                  (c)    2,119,815      5,622,685                        216,484
Hampton Inn - Mesa CC                     $ 16,671,000(d)    1,800,000     11,025,000                        175,040
Hampton Inn  - Tucson                                 (d)      500,000      5,817,500                         94,955
Holiday Inn - Flagstaff                               (d)    1,148,000      6,072,000                        120,324
Radisson Suites - Oxnard                              (c)    2,894,000     11,996,825                         66,619
Courtyard - Riverside                        2,980,000(c)      395,323      3,098,797                         60,593
                                          ------------       ---------      ---------        --------   ------------

                                          $ 19,651,000     $25,189,341   $106,531,199        $584,527   $115,018,566
                                          ============     ===========   ============        ========   ============



                                       Gross Amount at Which
                                    Carried at Close of Period
                                    --------------------------
                                                   Buildings and                  Accumulated      Date of       Date
       Description                       Land       Improvement   Totals(a)    Depreciation (b)  Construction   Acquired
       -----------                       ----       -----------   ---------    ---------------   ------------   --------
Hampton Inn - Pueblo                 $  607,183   $  2,180,295  $  2,787,478      $1,079,089         1985
Hampton Inn - Denver                  1,250,462      3,476,934     4,727,396       1,745,762         1985
Holiday Inn - Craig                     277,098      1,612,414     1,889,512         397,496                      1991
Hampton Inn - Mesa                      900,000      2,346,894     3,246,894         663,519         1987
Courtyard by Marriott - Fresno          950,000      3,728,589     4,678,589         803,387         1989
Holiday Inn - Provo                     850,000      1,185,395     2,035,395         109,136                      1993
Best Western - Santa Fe               2,296,000     10,237,014    12,533,014         780,270                      1995
Hampton Inn - Arcadia                 1,660,500      6,230,382     7,890,882         418,459                      1995
Hampton Inn - Silverthorne            1,337,625      5,479,161     6,816,786         290,283                      1995
Hampton Inn - Oakland                 1,223,045      3,547,296     4,770,341         104,465                      1995
Holiday Inn - Kent                    1,188,951      4,789,557     5,978,508         119,033                      1996
Holiday Inn Express - Poulsbo           635,481      2,547,580     3,183,061          68,145                      1996
Hampton Inn - Clackamas                              4,310,438     4,310,438          90,903                      1996
Holiday Inn Express - Stark             403,465      2,863,378     3,266,843          64,357                      1996
Residence Inn - Highlands Ranch         964,385      4,360,070     5,324,455          39,242         1996
Holiday Inn - Price                     240,167      4,158,197     4,398,364          64,185                      1996
Comfort Suites - S. San Francisco     1,731,368      9,008,554    10,739,922         141,537                      1996
Holiday Inn - Renton                  2,119,815      5,839,169     7,958,984         121,039                      1996
Hampton Inn - Mesa CC                 1,800,000     11,200,040    13,000,040          77,641                      1996
Hampton Inn  - Tucson                   500,000      5,912,455     6,412,455          41,075                      1996
Holiday Inn - Flagstaff               1,148,000      6,192,324     7,340,324          42,854                      1996
Radisson Suites - Oxnard              2,894,000     12,063,444    14,957,444          18,001                      1996
Courtyard - Riverside                   395,323      3,159,390     3,554,713          98,138                      1996
                                     ----------     ----------   -----------      ----------

                                     $25,773,868  $121,549,765  $147,323,633(a)   $9,558,217(b)
                                     ===========  ============  ============      ==========



                                    Life on Which
                                    Depreciation
                                      in Latest

                                    Income Statement
       Description                    is Conducted
       -----------                  --------------

Hampton Inn - Pueblo                      5-35
Hampton Inn - Denver                      5-35
Holiday Inn - Craig                       5-35
Hampton Inn - Mesa                        5-35
Courtyard by Marriott - Fresno            5-35
Holiday Inn - Provo                       5-35
Best Western - Santa Fe                   5-35
Hampton Inn - Arcadia                     5-35
Hampton Inn - Silverthorne                5-35
Hampton Inn - Oakland                     5-35
Holiday Inn - Kent                        5-35
Holiday Inn Express - Poulsbo             5-35
Hampton Inn - Clackamas                   5-35
Holiday Inn Express - Stark               5-35
Residence Inn - Highlands Ranch           5-35
Holiday Inn - Price                       5-35
Comfort Suites - S. San Francisco         5-35
Holiday Inn - Renton                      5-35
Hampton Inn - Mesa CC                     5-35
Hampton Inn  - Tucson                     5-35
Holiday Inn - Flagstaff                   5-35
Radisson Suites - Oxnard                  5-35
Courtyard - Riverside                     5-35




                                                                                 1995            1996
                                                                                 ----            ----

(a)   Reconciliation of Land and Buildings and Improvements:
      Balance at beginning of year                                           $22,148,798     $ 52,012,431
        Additions during year:
        Acquisitions                                                          29,499,740       88,198,970
        Improvements                                                             363,893       11,062,230
        Disposals during the year                                                              (3,949,998)
                                                                             -----------     ------------

      Balance at end of year period                                          $52,012,431     $147,323,633
                                                                             ===========     ============

(b)   Reconciliation of Accumulated Depreciation:
        Balance at beginning of year                                           5,661,851        6,735,996
        Depreciation for the year                                              1,074,145        2,861,351
        Retirement                                                                                (39,130)

      Balance at end of year period                                          $ 6,735,996     $  9,558,217
                                                                             ===========     ============

(c) Property is pledged as collateral under the line of credit. At December 31, 1996, $40,400,000 was outstanding under the line of credit.

(d) The $16,671,000 of encumbrances are cross-collateralized by the Mesa Hampton Inn, the Tucson Hampton Inn, and the Flagstaff Holiday Inn. Properties are also pledged as collateral under the line of credit.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Sunstone Hotel Investors, Inc.


We have audited the accompanying balance sheets of Sunstone Hotel Properties, Inc. (the "Lessee") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Lessee's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunstone Hotel Properties, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.


                                                       COOPERS & LYBRAND L.L.P.

San Francisco, California
February 28, 1997

                         SUNSTONE HOTEL PROPERTIES, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995





                                                              1996               1995
                                                           -----------        -----------
ASSETS:

Cash and cash equivalents                                  $ 1,165,000        $   800,000
Receivables, net of allowance for doubtful accounts
    of $99,000 and $6,000, respectively                      1,217,000            466,000
Due from affiliates, net                                        66,000
Inventories                                                    514,000            125,000
Prepaid expenses and other assets, net                         134,000             70,000
                                                           -----------        -----------

                                                           $ 3,096,000        $ 1,461,000
                                                           ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Rent payable - Sunstone Hotel Investors, Inc.                2,360,000        $   645,000
Accounts payable                                             2,328,000            294,000
Customer deposits                                              276,000            199,000
Sales taxes payable                                            224,000            225,000
Accrued payroll                                                718,000            242,000
Accrued vacation                                               163,000             82,000
Accrued bonuses                                                176,000            115,000
Due to affiliates                                                                 104,000
Other accrued expenses                                         759,000            301,000
                                                           -----------        -----------

                                                             7,004,000          2,207,000
                                                           -----------        -----------

Commitments

Stockholders' equity:
Common stock, no par value, 1,000 shares authorized,
  100 shares issued and outstanding
Accumulated deficit (Note 3)                                (3,908,000)          (746,000)
                                                           -----------        -----------

                                                           $ 3,096,000        $ 1,461,000
                                                           ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY
                    For the year ended December 31, 1996 and
               for the period August 16, 1995 to December 31, 1995



                                                        1996               1995
                                                   ------------        -----------

Revenues:
  Room                                             $ 34,085,000        $ 7,060,000
  Food and beverage                                   2,576,000            572,000
  Other                                               1,932,000            293,000
                                                   ------------        -----------

         Total revenue                               38,593,000          7,925,000
                                                   ------------        -----------

Expenses:
  Room                                                9,041,000          2,487,000
  Food and beverage                                   2,436,000            531,000
  Other                                               1,265,000            131,000
  General and administrative                          4,098,000            726,000
  Franchise costs                                     1,326,000            285,000
  Advertising and promotion                           3,895,000            602,000
  Utilities                                           2,034,000            363,000
  Repairs and maintenance                             1,829,000            376,000
  Management fees                                       983,000            157,000
  Rent expense (Note 3)                              14,848,000          3,013,000
                                                   ------------        -----------

       Total expenses                                41,755,000          8,671,000
                                                   ------------        -----------

         Net loss                                    (3,162,000)          (746,000)

  Stockholders' equity:
    Accumulated deficit, beginning of period           (746,000)
                                                   ------------        -----------
    Accumulated deficit, end of period             $ (3,908,000)       $  (746,000)
                                                   ============        ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS
                    For the year ended December 31, 1996 and
               for the period August 16, 1995 to December 31, 1995



                                                               1996             1995
                                                           -----------        ---------
Cash flows from operating activities:
   Net loss                                                $(3,162,000)       $(746,000)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:

    Changes in assets and liabilities:
       Receivables, net                                       (751,000)        (466,000)
       Inventories                                            (389,000)        (125,000)
       Prepaid expenses and other assets                       (45,000)         (70,000)
       Rent payable - Sunstone Hotel Investors, Inc.         1,715,000          645,000
       Accounts payable, trade                               2,034,000          294,000
       Customer deposits                                        77,000          199,000
       Sales taxes payable                                      (1,000)         225,000
       Accrued payroll                                         476,000          242,000
       Accrued vacation                                         81,000           82,000
       Accrued bonuses                                          61,000          115,000
       Due from/to affiliates, net                            (170,000)         104,000
       Other accrued expenses                                  458,000          301,000
                                                           -----------        ---------

         Net cash provided by operating activities             384,000          800,000
                                                           -----------        ---------

Cash flows used in investing activities:
   Purchase of office furniture and equipment                  (19,000)
                                                           -----------        ---------

         Net change in cash                                    365,000          800,000


Cash and cash equivalents, beginning of period                 800,000
                                                           -----------        ---------

Cash and cash equivalents, end of period                   $ 1,165,000        $ 800,000
                                                           ===========        =========


   The accompanying notes are an integral part of these financial statements.

                            SUNSTONE HOTEL PROPERTIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS



1.  ORGANIZATION:

         Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in August 1996 and commenced operations effective with the completion of an initial public stock offering by Sunstone Hotel Investors, Inc. (the Company) on August 16, 1996. The Lessee leases hotel properties, which are primarily located in the Western United States, from the Company pursuant to long-term leases (the "Percentage Leases"). The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). At December 31, 1996, 24 hotel properties were leased from the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash And Cash Equivalents:

         Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

Inventories:

         Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

Concentrations Of Credit Risk:

         At December 31, 1995, the Lessee had amounts in banks that were in excess of federally-insured amounts.

Revenue Recognition:

         Revenue is recognized as earned which is generally defined as the date upon which a guest occupies a room and utilizes the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the hotels' results of operations.

Fair Value of Financial Instruments:

         The carrying amounts of cash and cash equivalents, accounts receivable, prepaid and other assets, accounts payable and accrued expenses are deemed to represent their fair value at December 31, 1996 and 1995.

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

         The Lessee has elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code. As a Subchapter S Corporation, the tax attributes of the Lessee will pass through to its stockholders, who will then owe any related taxes. Accordingly, the accompanying statements of operations and stockholders' equity do not include income tax expense.

                            SUNSTONE HOTEL PROPERTIES

3.   ACCUMULATED DEFICIT:

         From inception, the Lessee has incurred cumulative losses of $3.9 million. Of the current year loss of $3.2 million, approximately $1.5 million of the loss was attributable to seven hotels that underwent substantial renovations during 1996. Such renovations were made in conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning resulting in higher potential revenue. In accordance with the terms of the Percentage Leases, the Lessee is required to pay the full lease payment even though a portion of the rooms are under renovation and not available for rent to guests. During periods of renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments. Accordingly, the Lessee incurred substantial operating losses primarily due to the terms of the Percentage Leases. Management believes that the related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from improved operating performance of the renovated hotels. Additional losses not related to renovation are primarily attributable to the transition to new management at acquired hotels, seasonal operations as determined by the timing of acquisitions, the operating leverage of certain Percentage Leases and market conditions in certain markets.

         The Lessee has remained current in its payments to the Company under the terms of the Percentage Leases, and during 1997, management anticipates generating net income and substantial positive operating cash flow, however, there can be no assurance that improved operating expectations will be met.

4.  COMMITMENTS:

     Franchise costs represent the expense for franchise royalties under the terms of hotel franchise agreements, generally ranging from 10 to 20 years. Fees are computed based upon percentages of gross room revenue.

     Advertising and promotion costs represent the expense for franchise advertising and reservation systems under the terms of the hotel franchise agreements and general and administrative expenses that are directly attributable to advertising and promotions. Fees are computed based upon percentages of room revenue.

5.  PERCENTAGE LEASE AGREEMENTS:

     Future minimum rentals (base rents) payable under the Percentage Leases with the Company subsequent to December 31, 1996 are as follows:

                  1997                                $   11,329,000
                  1998                                    11,329,000
                  1999                                    11,329,000
                  2000                                    11,329,000
                  2001                                    11,329,000
                  Thereafter                              47,069,000
                                                      --------------
                                                      $  103,714,000
                                                      ==============

                           SUNSTONE HOTEL PROPERTIES

5.  PERCENTAGE LEASE AGREEMENTS, CONTINUED:

         The term of each lease is ten years. The Percentage Leases contain various covenants and are cross- defaulted. The rent payable under each lease is the greater of base rent (subject to annual adjustments based on increases in the United States Consumer Price Index) or percentage rent. Percentage rent is calculated as 20% to 37% of room revenues, up to a certain baseline revenue, then 60% to 65% of room revenues in excess of the baseline revenues. Generally, percentage rent includes 5% of food and beverage revenue and 100% of net other revenues. Rent expense for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 was $14,848,000 and $3,013,000,
respectively, of which $6,807,000 and $1,328,000, respectively, was in excess of base rent. The stockholders of the Lessee have collateralized the lease payments by pledging 375,315 units owned in Sunstone Hotel Investors, L.P., a majority-owned partnership of the Company.

6.  RELATED PARTY TRANSACTIONS:

         Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by Robert A. Alter, Chairman and President of the Company, provided management services to the Lessee. The cost of these services is classified as management fees in the statements of operations.

         Certain Lessee employee salaries and identifiable employee expenses incurred in connection with acquisition and construction services are reimbursed by the Company. During the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995, $200,000 and $13,000 was reimbursed to the Lessee for such services, respectively.