Form 10-K/A
period 1996-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1997-03-24
CIK 930600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                ---------------
(Mark One)

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

10.1.8         Eighth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of October 29, 1996 filed as
               Exhibit 10.1.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference.

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

10.2.21        Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hampton Inn located in Tucson, Arizona, filed as Exhibit 10.2.21 to the Company's 1996 10-K and incorporated herein by this reference.

10.2.22        Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Mesa, Arizona, filed as Exhibit 10.2.22 to the Company's 1996 10-K and incorporated herein by this reference.

10.2.23        Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Flagstaff, Arizona, filed as Exhibit 10.2.23 to the Company's 1996 10-K and incorporated herein by this reference.

10.2.24        Lease Agreement dated December 19, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Radisson Suites located in Oxnard, California, filed as Exhibit 10.2.24 to the Company's 1996 10-K and incorporated herein by this reference.

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

10.30.6 Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996.

10.30.7        Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996.

10.30.8        Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996.

10.31          Deleted

10.32          Deleted

10.33          Deleted

10.34          Deleted

10.35          Loan Agreement by and between the Company and Bank One, Arizona,
               N.A. dated as of October 25, 1995, filed as Exhibit 10.38 to the Company's 1995 10-K and incorporated herein by this reference.

10.36          Deleted

10.37          Deleted

10.38          Deleted

10.39          Deleted

10.40          Deleted

23.1*          Consent of Coopers & Lybrand L.L.P.


*  Filed herewith; all other exhibits previously filed.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March
21 1997.

                                SUNSTONE HOTEL INVESTORS, INC.


                                By: /s/  ROBERT A. ALTER
                                    ---------------------------------------
                                         Robert A. Alter
                                         President, Secretary and
                                         Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                        Title                       Date
      ---------                        -----                       ----

  /s/ ROBERT A. ALTER        President, Secretary and Chairman   March 24, 1997
------------------------     of the Board of Directors
      Robert A. Alter        (Principal Executive Officer)


/s/           *              Executive Vice President and        March 24, 1997
------------------------     Director
    Charles L. Biederman


  /s/         *              Vice President and Chief            March 24, 1997
------------------------     Financial Officer (Principal
      Kenneth J. Biehl       Financial and Accounting Officer)


  /s/         *              Director                            March 24, 1997
------------------------
      C. Robert Enever


  /s/         *              Director                            March 24, 1997
------------------------
      Laurence Geller


  /s/         *              Director                            March 24, 1997
------------------------
      David E. Lambert


 /s/          *              Director                            March 24, 1997
------------------------
     H. Raymond Bingham


  /s/         *              Director                            March 24, 1997
------------------------
      Fredric H. Gould


 /s/          *              Director                            March 24, 1997
------------------------
     Edward H. Sondker


 /s/          *              Director                            March 24, 1997
------------------------
     Mark A. Ferrucci

*By: /s/ Robert A. Alter
    --------------------
      Robert A. Alter
      Attorney-in-Fact
