Form 10-Q
period 1997-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1997-05-15
CIK 930600

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

         For the quarter ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                         -----------------    -----------------

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

As of May 13, 1997, there were 20,360,021 shares of Common Stock outstanding.

                         SUNSTONE HOTEL INVESTORS, INC.

                  MARCH 31, 1997 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Introduction to the Financial Statements..........................................................   3

Sunstone Hotel Investors, Inc.

         Consolidated Statements of Financial Position as of March 31, 1997 and December 31, 1996..........   4

         Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996..............   5

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997...................   6

         Notes to Consolidated Financial Statements........................................................   7

Sunstone Hotel Properties, Inc. (the Lessee)

         Statements of Financial Position as of March 31, 1997 and December 31, 1996.......................   9

         Statements of Operations for the Three Months ended March 31, 1997 and 1996.......................  10

         Statements of Cash Flows for the Three Months ended March 31, 1997 and 1996.......................  11

         Notes to Financial Statements.....................................................................  12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................................................  13


                                            PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.................................................................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................  25

                                     PART I

                         SUNSTONE HOTEL INVESTORS, INC.

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

           The consolidated financial statements included herein have been prepared by Sunstone Hotel Investors, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Disclosures normally included in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K.

           The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         SUNSTONE HOTEL INVESTORS, INC.

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                      March  31,        December 31,
                                                         1997               1996
                                                    -------------      -------------
ASSETS:
Investment in hotel properties, net ...........     $ 211,148,000      $ 152,937,000
Mortgage notes receivable .....................         2,850,000          2,850,000
Cash ..........................................           403,000            142,000
Rent receivable-- Lessee ......................         4,322,000          2,360,000
Prepaid expenses and other assets, net ........         2,363,000          1,790,000
                                                    -------------      -------------
                                                    $ 221,086,000      $ 160,079,000
                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit ......................     $  33,300,000      $  40,400,000
Mortgage notes payable ........................        22,855,000         19,651,000
Accounts payable and other accrued expenses ...         2,211,000          3,249,000
                                                    -------------      -------------
                                                       58,366,000         63,300,000
                                                    -------------      -------------
Minority interest .............................        19,596,000         15,978,000
                                                    -------------      -------------
Stockholders' equity:
Common stock, $.01 par value, 50,000,000
   authorized; 16,250,244 and 10,936,457 issued
   and outstanding as of March 31,1997 and
   December 31, 1996, respectively ............           162,000            109,000
Preferred stock, $.01 par value, 10,000,000
   authorized, no shares issued or outstanding
Additional paid-in capital ....................       143,444,000         80,700,000
Distribution in excess of earnings ............          (482,000)            (8,000)
                                                    -------------      -------------
                                                      143,124,000         80,801,000
                                                    -------------      -------------
                                                    $ 221,086,000      $ 160,079,000
                                                    =============      =============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------
                                                                                  1997             1996
                                                                               -----------     -----------
REVENUES:
   Lease revenue .........................................................     $ 7,572,000     $ 3,190,000
   Interest income .......................................................         197,000          19,000
                                                                               -----------     -----------
     Total revenues ......................................................       7,769,000       3,209,000
                                                                               -----------     -----------
EXPENSES:
   Real estate related depreciation and amortization .....................     $ 1,800,000         849,000
   Interest expense and amortization of financing costs ..................         840,000         324,000
   Real estate, personal property taxes and insurance ....................         676,000         253,000
   General and administrative ............................................         532,000         153,000
                                                                               -----------     -----------
          Total expenses .................................................       3,848,000       1,579,000
                                                                               -----------     -----------
Income before minority interest ..........................................       3,921,000       1,630,000
Minority interest ........................................................         510,000         293,000
                                                                               -----------     -----------
NET INCOME ...............................................................     $ 3,411,000     $ 1,337,000
                                                                               ===========     ===========
NET INCOME PER SHARE .....................................................     $      0.23     $      0.21

Weighted average number of shares ........................................      14,834,673       6,322,000

   The accompanying notes are an integral part of these financial statements

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For The Three Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                1997              1996
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net ................................................     $  3,411,000      $  1,337,000
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Minority interest ................................          510,000           293,000
     Depreciation .....................................        1,800,000           849,000
   Amortization of financing costs ....................           50,000            56,000
       Changes in assets and liabilities:
          Rent receivable-Lessee ......................       (1,962,000)       (1,581,000)
          Prepaids and other assets, net ..............         (599,000)           50,000
          Accounts payable and accrued expenses .......       (1,038,000)          344,000
                                                            ------------      ------------
              Net cash provided by operating activities        2,172,000         1,348,000
                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, improvements and additions
       to hotel properties ............................      (47,999,000)      (17,999,000)
                                                            ------------      ------------
              Net cash used in investing activities ...      (47,999,000)      (17,999,000)
                                                            ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock .........       65,640,000
   Borrowings on revolving line of credit .............       20,375,000        13,600,000
   Principal payments on revolving line of credit .....      (27,500,000)
   Principal payments on long-term debt ...............       (7,913,000)
   Dividends paid .....................................       (3,885,000)       (1,454,000)
   Partnership distributions paid .....................         (629,000)         (310,000)
                                                            ------------      ------------
              Net cash provided by financing activities       46,088,000        11,836,000
                                                            ------------      ------------
              Net change in cash ......................          261,000        (4,815,000)

   Cash, beginning of period ..........................          142,000         5,222,000
                                                            ------------      ------------
   Cash, end of period ................................     $    403,000      $    407,000
                                                            ============      ============




   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

           On January 6, 1997, the Company completed a shelf offering for 4,000,000 shares of its common stock. Concurrently, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold in the offering was $13.00 per full share, resulting in gross proceeds of approximately $59.8 million and net proceeds (less the underwriters' discount and offering costs) of approximately $56.8 million.

           On March 31, 1997, the Company completed a shelf offering for 700,000 shares of its common stock. On April 28, 1997, 105,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold was $13.75 per share, resulting in gross proceeds of approximately $11.1 million and net proceeds (less the underwriters' discount and offering costs) of approximately $10.6 million.

           At March 31, 1997, the Company owned 28 hotel properties (the "Hotels"), primarily located in the Western United States, which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

           For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

Newly Issued Accounting Pronouncements:

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS No. 128"), Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.

2.  NET INCOME PER SHARE AND PARTNERSHIP UNITS

           Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 14,834,673 and 6,322,000 for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, a total of 18,475,177 partnership units were issued and outstanding. The weighted average number of units outstanding for the three months ended March 31, 1997 was 17,051,892.

3.  SUBSEQUENT EVENTS AND SIGNIFICANT ACQUISITIONS

           On May 6, 1997, the Company acquired the 300-room Fountain Suites Hotel in Sacramento, California for a purchase price of approximately $16.8 million in cash.

           On May 6, 1997, the Company completed a shelf offering for 4,000,000 shares of its common stock. The offering price of the shares sold in the offering was $13.375 per share, resulting in gross proceeds of approximately $53.5 million and net proceeds (less underwriters' discount and offering costs) of approximately $51.4 million. The underwriters' have a 30-day option to purchase an additional 600,000 shares of common stock at a price of $13.375 per share.

           On May 7, 1997, the Company entered into an agreement with a syndicate of national banks for an unsecured $100 million revolving line of credit with interest at LIBOR plus 1.80% per annum to replace its $50 million secured line of credit. The credit facility will have a two year term with a one-year extension option in favor of the Company and will provide for a reduction in the interest rate margin if the Company's debt securities are rated by a national rating agency. The credit facility will also require that the Company provide collateral if the Company fails to satisfy certain financial covenants.

                         SUNSTONE HOTEL PROPERTIES, INC

                        STATEMENTS OF FINANCIAL POSITION

                                                                March 31,       December 31,
                                                                   1997             1996
                                                               -----------      -----------
ASSETS:
    Cash .................................................     $   991,000      $ 1,165,000
    Receivables, net .....................................       2,518,000        1,283,000
    Inventories ..........................................         493,000          514,000
    Prepaid expenses and other assets ....................         205,000          134,000
                                                               -----------      -----------
                                                               $ 4,207,000      $ 3,096,000
                                                               ===========      ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT:
    Rent payable - REIT ..................................     $ 4,322,000      $ 2,360,000
    Accounts payable, trade ..............................         846,000        2,328,000
    Advanced deposits ....................................         178,000          276,000
    Sales taxes payable ..................................         585,000          224,000
    Accrued payroll ......................................         432,000          718,000
    Accrued vacation .....................................         246,000          163,000
    Accrued bonuses ......................................         227,000          176,000
    Due to affiliate .....................................         657,000          258,000
    Other accrued expenses ...............................         661,000          501,000
                                                               -----------      -----------
                                                                 8,154,000        7,004,000
                                                               -----------      -----------
    Shareholders' Deficit:

    Common stock, no par value, 100,000 shares authorized;
      125 shares issued and outstanding
    Shareholders' deficit ................................      (3,947,000)      (3,908,000)
                                                               -----------      -----------
                                                               $ 4,207,000      $ 3,096,000
                                                               ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF OPERATIONS

                                       Three Months Ended
                                            March 31,
                                   ---------------------------
                                       1997           1996
                                   -----------     -----------
REVENUES:

    Room .....................     $16,566,000     $ 6,786,000
    Food and beverage ........       1,275,000         232,000
    Other ....................       1,003,000         318,000
                                   -----------     -----------
        Total revenues .......      18,844,000       7,336,000
                                   -----------     -----------
EXPENSES:

    Room .....................       3,632,000       1,697,000
    Food and beverage ........       1,034,000         242,000
    Other ....................         521,000         193,000
    General and administrative       1,831,000         461,000
    Franchise costs ..........       1,232,000         192,000
    Advertising and promotion        1,075,000         638,000
    Repairs and maintenance ..         655,000         316,000
    Utilities ................         891,000         294,000
    Management fees ..........         356,000         132,000
    Rent expense .............       7,572,000       3,190,000
                                   -----------     -----------
        Total expenses .......      18,799,000       7,355,000
                                   -----------     -----------
NET INCOME (LOSS) ............     $    45,000     $   (19,000)
                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                         For The Three Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                            1997             1996
                                                        -----------      -----------
Cash flows from operating activities:

    Net income ....................................     $    45,000      $   (19,000)
    Adjustments to reconcile net loss to net cash
        used in operating activities:

        Changes in assets and liabilities:
           Receivables, net .......................        (912,000)        (244,000)
           Inventories ............................          21,000           56,000
           Prepaid expenses and other assets ......         (72,000)        (320,000)
           Rent payable - REIT ....................       1,962,000        1,582,000
           Accounts payable, trade ................      (1,482,000)         442,000
           Advanced deposits ......................         (98,000)        (138,000)
           Sales taxes payable ....................         361,000           (3,000)
           Accrued payroll ........................        (286,000)         (22,000)
           Accrued vacation .......................          83,000            7,000
           Accrued bonuses ........................          51,000         (116,000)
           Management and accounting fees payable .         251,000          263,000
           Other accrued expenses .................         (93,000)         186,000
                                                        -----------      -----------
                  Cash used in operating activities        (169,000)       1,674,000
                                                        -----------      -----------
Cash flows from investing activities:

    Purchase of office furniture and equipment ....          (5,000)        (400,000)
                                                        -----------      -----------
                  Cash used in investing activities          (5,000)        (400,000)
                                                        -----------      -----------
    Net change in cash ............................        (174,000)       1,274,000

Cash, beginning of period .........................       1,165,000          800,000
                                                        -----------      -----------
Cash, end of period ...............................     $   991,000      $ 2,074,000
                                                        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                ----------------

1.  ORGANIZATION:

           Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "REIT") on August 16, 1995. The Lessee leases hotel properties primarily located in the Western United States from the REIT pursuant to long term leases.

2.  ACCUMULATED DEFICIT:

           From inception, the Lessee has incurred cumulative losses of $3.9 million. Of this amount, approximately $1.5 million of the loss is attributable to seven hotels that underwent substantial renovations during 1996. Such renovations were made in conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning resulting in higher potential revenue. In accordance with the terms of the Percentage Leases, the Lessee is required to pay the full lease payment even though a portion of the rooms are under renovation and not available for rent to guests. During periods of renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments. Accordingly, the Lessee incurred substantial losses primarily due to the terms of the Percentage Leases. Management believes that the related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from improved operating performance of the renovated hotels throughout the remaining periods of the respective leases. Additional losses not related to renovation are primarily attributable to the transition to new management at acquired hotels, seasonal operations as determined by the timing of acquisitions, the operating leverage of certain Percentage Leases and market conditions in certain markets.

           The Lessee has remained current in its payments to the Company under the terms of the Percentage Leases, and during 1997, management anticipates generating net income and substantial positive operating cash flow, however, there can be no assurance that improved operating expectations will be met. During the first quarter of 1997, the Lessee reported net income of $45,000.

Forward-Looking Statements

           When used throughout this report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the lodging industry, the balance between supply and demand for the hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, and the availability of capital to finance planned growth, are described but are not limited to those disclosed in this report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           Sunstone Hotel Investors, Inc. ("Sunstone" or the "Company") is a REIT with an acquisition, renovation and repositioning strategy that currently focuses its acquisition strategy primarily in the Western United States. The Company brands its hotels with strong national franchises that are among the most respected and widely recognized brand names in the lodging industry. The majority of the Company's hotel portfolio consists of full service and upscale extended stay properties (71% as of May 13, 1997) with the remainder of the Company's portfolio consisting of mid-price limited service properties located primarily in markets where significant barriers exist for new competitive supply.

           Geographically, 59% of the Company's portfolio is located in the Pacific Coast states of California, Oregon and Washington, where California's much-improved economic fundamentals have given a boost to the hotel industry and have caused domestic outmigration to subside. The balance of the Company's portfolio is in the Mountain states, which according to the U.S. Census Bureau, posted the fastest population growth in the country in 1995 and 1996.

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

           While national in scope, success in the hospitality industry is measured by competition in local markets and is a street-corner-by-street-corner business. The Company distinguishes itself from its competition in local hotel markets by providing high levels of service and value to its guests, with high-quality hotels combined with superior marketing practices. Based on data provided by Smith Travel Research, the Company believes that its portfolio of renovated and rebranded hotels consistently outperforms the industry's average year-over-year growth in revenues by a significant margin.

           The lodging industry as a whole, and the mid-price and upscale segments in particular, are benefiting from a favorable supply and demand imbalance in the United States. Based on data provided by Smith Travel Research, the Company believes that demand for rooms, as measured by annual domestic occupied room nights, increased 3.3% and 3.4% in 1996 for the mid-price and upscale segments, respectively. Future demand growth for these two segments is forecasted by Smith Travel Research to be 2.2% per year through 1999 and revenue growth for the entire hotel industry is forecasted to be 5.4%, 5.1% and 4.9% for the years 1997, 1998 and 1999.

           Management believes that recent demand increases have resulted primarily from an improved economic environment in the Company's markets and a corresponding increase in business travel, as well as favorable demographic factors. However, in spite of increased demand for rooms, the room supply growth rate has generally not kept pace with the growth in demand in the markets in which the Company owns hotels. This supply and demand imbalance is significantly greater in the Pacific Coast states. Management believes that this lag in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for hotels in the markets in which the Company operates, more disciplined financing for new hotel construction and the availability of existing properties for sale at a discount to their replacement cost. The Company expects this supply and demand imbalance, particularly in the Western United States, to continue which should, if current trends continue, result in improved Revenue per Available Room ("REVPAR") for its hotels, and consequently, lease revenue to the Company in the near term.

         The Company's operating strategy is to increase REVPAR by emphasizing increases in average daily rate ("ADR") and occupancy. This strategy has been implemented by replacing certain discounted group business with higher-rate group and transient business and by selectively increasing room rates. The Company has been successful in this strategy because of (1) the relatively high occupancy rates at certain of its hotels, (2) the success of the Company's superior marketing strategy implemented at each recently acquired hotel, and (3) the effects of repositioning recently acquired hotels as high-quality properties through the Company's redevelopment and rebranding program. As a result of the Company's operating strategy, on a comparable basis, REVPAR for the 22 hotels owned by the Company which did not undergo renovation during the first quarter of 1997 increased approximately 20.0% over the corresponding quarter of 1996. The lodging industry as a whole reported 6.5% REVPAR increase for the same period.

RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the Quarter Ended March 31, 1997 and 1996

           For the first quarter ended March 31, 1997, net income increased 155.1% to $3,411,000 from $1,337,000 for the corresponding quarter of 1996, and on a per-share basis increased 9.5% to $0.23 per share from $0.21 per share for the corresponding quarter of 1996. Revenues increased 142.1% to $7,769,000 from $3,209,000 for the first quarter of 1997. The increase in revenues is substantially attributable to the execution of the Company's external growth strategy, as well as increases in REVPAR, of both continuously owned and recently acquired hotels.

           External Growth. During the first quarter of 1997, the Company acquired four hotels comprising 823 rooms for purchase prices aggregating $52.6 million. These acquisitions, combined with the eight hotels and 1,444 rooms for purchase prices aggregating $71.8 million acquired during 1996 after the first quarter, contributed $3.5 million of the $4.6 million increase in revenues for the first quarter of 1997 over the corresponding quarter of 1996. The Company's portfolio now contains a total of 29 hotels in the Western United States. Through these acquisitions, as well as the development of a 78-room Residence Inn in Highlands Ranch (Denver), Colorado, the Company has increased the number of rooms in its portfolio since its IPO in August of 1995 by 239% to 4,512 to date.

           During the first quarter of 1997, the Company expended $4.0 million of a budgeted $25.0 million to complete, during 1997, the redevelopment and renovation of twelve recently acquired hotels. As the Company places these newly-renovated, high-quality products in the marketplace, the Company continues to receive the support of major franchisors. As part of its redevelopment and renovation strategy, the Company rebranded the 262-suite Oxnard, California hotel as a Residence Inn during the first quarter of 1997, bringing the number of rebrandings to a total of nine hotels since its IPO, under such leading brands as Courtyard by Marriott, Doubletree Hotel, Hampton Inn, Holiday Inn and Residence Inn by Marriott. As the $2.5 million budgeted redevelopment and renovation of the hotels are completed, the Company anticipates rebranding additional hotels. The Company believes that the rebranding of these hotels with strong national franchises will result in increased REVPAR in the near term and an improved competitive position for these hotels in their local markets during periods of both economic growth and decline.

           REVPAR for the nine renovation hotels, six and three of which were under renovation during the first quarter of 1997 and 1996, respectively, increased 6.7% to $46.93 for the first quarter of 1997 from $43.97 for the corresponding quarter of 1996.

           Internal Growth. The Company reported strong revenue growth for the first quarter of 1997. Overall, the Company posted an 11.2% REVPAR increase for the entire portfolio for the first quarter of 1997 compared to the corresponding quarter of 1996. Moreover, on a same-unit-sales basis, REVPAR for the non-renovation hotels significantly increased by 20.0% over the first quarter of 1996, from $39.71 to $47.67. (During the first quarter of 1997, the nationwide lodging industry REVPAR growth for the mid-price and upscale hotel segments, the segments which are most representative of the Company's hotels, were 10.5% and 6.9%, respectively, according to Smith Travel Research.) This 20.0% increase in REVPAR was driven by a 15.4% increase in occupancy, from 60.3% to 69.6%, and a 3.9% increase in ADR, from $65.91 to $68.45. The strong performance of the Company's hotel portfolio in the first quarter of 1997 was not only due to the results of the Company's recently redeveloped hotels, but also due to the internal growth of a number of continuously owned hotels as indicated in the following table.

        The Company's Leading REVPAR Performers for First Quarter of 1997

                                                                     REVPAR
                                                     ------------------------------------------
                  Hotel                              Rooms       1996        1997      % Change
                  -----                              -----       ----        ----      --------
Courtyard by Marriott - Riverside, California         163       $28.18      $36.37       29.1%
Holiday Inn & Suites - Kent, Washington               122        28.35       42.57       50.2
Hampton Inn - Clackamas (Portland) Oregon             114        21.68       42.51       96.1
Hampton Inn - Arcadia, California                     131        39.27       55.02       40.1
Holiday Inn Express - Poulsbo, Washington              63        25.98       29.89       15.1
Holiday Inn Express - Portland, Oregon                 85        30.87       35.05       13.5

           The following tables summarize average occupancy rate, ADR and REVPAR on a same-unit-sales basis for the Company's entire hotel portfolio of hotels owned during the three months ended March 31, 1997.

                         SELECTED FINANCIAL INFORMATION

                                  Three Months Ended
                                       March 31,
                                  ------------------
                                   1997        1996
                                  ------      ------
ALL HOTELS:
Occupancy ................         68.3%       63.8%
ADR ......................        $69.76      $67.18
REVPAR ...................        $47.66      $42.85
REVPAR Growth ............         11.2%

NON-RENOVATION HOTELS (1):
Occupancy ................         69.6%       60.3%
ADR ......................        $68.45      $65.91
REVPAR ...................        $47.67      $39.71
REVPAR Growth ............         20.0%

RENOVATION HOTELS (2):
Occupancy ................         65.8%       65.7%
ADR ......................        $71.31      $66.91
REVPAR ...................        $46.93      $42.97
REVPAR Growth ............          6.7%

---------------
(1) Non-renovation hotels are those hotels that had minor or no expenditures for renovation during the respective periods of 1996 and 1997 and included 21 of the Company's portfolio of 28 hotels in 1997 and 12 of the Company's portfolio of 15 hotels in 1997.

(2) Renovation hotels are those hotels that had significant expenditures for renovation or redevelopment during the respective periods of 1996 and 1997 and included six of the Company's portfolio of 28 hotels during the first quarter of 1997 and three of the Company's portfolio of 15 hotels during the first quarter of 1996.

           Interest expense and amortization of financing costs increased to $840,000 from $324,000, and real estate and personal property taxes and insurance increased to $636,000 from $253,000, for the first quarter of 1997 compared to the corresponding quarter of 1996. These increases are attributable to the growth of the Company's hotel portfolio to 28 hotels in the first quarter of 1997 compared to 15 hotels in the corresponding quarter of 1996. This growth of the Company was initially financed with debt contributing to the increase in interest expense. During the first quarter of 1997, the Company recorded increased general and administrative expenses relating to due diligence for hotels not acquired, annual report, and annual shareholders' meeting costs (which were not incurred until the second quarter of 1996) and other general and administrative costs. Additionally, effective January 1, 1997, the Company increased the compensation of the President and added a chief financial officer, corporate controller, cash manager and other administrative staff. As a result, general and administrative expenses increased to $572,000 from $153,000 for the first quarter of 1997 and 1996, respectively.

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

           The Company has implemented a business strategy of franchise and geographic diversification. The following tables summarize certain information for the Company's hotels with respect to franchise affiliations and distribution of hotels throughout the Western United States for the three months ended March 31,1997.

                             FRANCHISE AFFILIATIONS

                              (As of March 31,1997)

                                       Percentage                        Percentage of
Franchise System            Rooms       Of Rooms     Gross Revenues      Gross Revenues
----------------            -----       --------     --------------      --------------
Comfort Suites .....         165           3.9             923,000            4.9
Hampton Inns .......       1,064          25.3           6,951,000           36.9
Hawthorn Suites ....         152           3.6             250,000            1.3
Holiday Inns (1) ...       1,831          43.5           6,052,000           32.1
Marriott - Courtyard
  and Residence Inn          787          18.7           3,967,000           21.1
Doubletree Hotels ..         213           5.0             701,000            3.7
                           -----         -----         -----------          -----
                           4,212         100.0%        $18,844,000          100.0%
                           =====         =====         ===========          =====


---------------
(1) Includes the Price, Utah hotel which will be rebranded as a Holiday Inn and Suites upon completion of renovation which is expected to occur in the second quarter of 1997.

                           GEOGRAPHIC DIVERSIFICATION
                             (As of March 31, 1997)

                                Percentage                          Percentage of
State                Rooms       Of Rooms       Gross Revenues        Revenues
-----                -----      ----------      --------------      ------------
Arizona                645         15.3%            3,988,000           21.2%
California           1,648         39.1             6,620,000            35.1
Colorado               753         17.9             4,241,000            22.5
New Mexico             213          5.1               701,000             3.7
Oregon                 199          4.7               728,000             3.9
Utah                   229          5.4               833,000             4.4
Washington             525         12.5             1,733,000             9.2
                     -----        -----           -----------           -----
Total                4,212        100.0%          $18,844,000           100.0%
                     =====        =====           ===========           =====



                           GEOGRAPHIC DIVERSIFICATION
                              (As of May 13, 1997)

                               Percentage
State             Rooms         Of Rooms
-----             -----         --------
Arizona             645           14.3%
California        1,948           43.2
Colorado            753           16.7
New Mexico          213            4.7
Oregon              199            4.4
Utah                229            5.1
Washington          525           11.6
                  -----          -----
Total             4,512          100.0%
                  =====          =====

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities.

           The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short and long term basis to meet its operating cash requirements. In the first quarter of 1997, the Company paid dividends and distributions totaling $4.4 million representing $0.25 per share, or per Partnership Unit, on a quarterly basis.

Cash Flows from Investing and Financing Activities

           The Company believes a regular program of capital improvements, including replacement and refurbishment of furniture, fixtures and equipment at its hotels, as well as the periodic renovation and redevelopment of certain of its hotels, is essential to maintaining the competitiveness of the hotels and maximizing revenue growth. The Company is also required under the Percentage Leases to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of the room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repairs, replacements and refurbishment and to maintain its hotels in a competitive condition.

           During the first quarter of 1997, the Company issued $20.4 million in debt through its line of credit, raised $65.6 million through issuance of equity securities and issued 68,936 Partnership Units to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements. As of March 31, 1997, the Company had $16.7 million of unused credit on the $50 million line of credit facility (the "Facility"). Interest on advances under the Facility accrued at a rate equal to the three-month LIBOR plus 1.90%.

           On May 7, 1997, the Company entered into an agreement with a syndicate of national banks (including Bank One) for an unsecured $100 million revolving line of credit facility (the "$100 Million Facility") with interest at LIBOR plus 1.80% per annum with provisions for reduced rates. The $100 Million Facility also requires that the Company provide collateral if the Company fails to satisfy certain financial covenants. Immediately after the Company's May 6, 1997 shelf offering, the Company had $85.7 million of unused credit on the $100 Million Facility.

           The $100 Million Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company. However, because Messrs. Alter and Biederman and limited partners would suffer adverse tax consequences if the Company's indebtedness were reduced below $14.3 million, the Company does not anticipate reducing its indebtedness under the $100 Million Facility below this amount.

           As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through use of the $100 Million Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth.

           The Company is currently engaged or has planned for the redevelopment and renovation of 12 of its more recently acquired hotels for an aggregate budgeted amount of approximately $25.0 million. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased leases revenue for the Company. The Company may acquire additional hotels and invest additional cash for renovations during 1997.

Funds From Operations (FFO)

           Management believes that FFO is one measure of financial performance of an equity REIT such as the Company. FFO (as defined by the National Association of Real Estate Investment Trusts) (1) for the first quarter of 1997 grew by 128.0% from $2.5 million to $5.7 million, as indicated in the following table:


                                              Three Months Ended
                                                  March 31,
                                        ----------------------------
                                            1997             1996
                                        ----------        ----------
Income before minority interest ....    $3,921,000        $1,630,000
Real estate related depreciation ...     1,800,000           849,000
                                        ----------        ----------
      Funds from operations ........    $5,721,000        $2,479,000
                                        ==========        ==========

Weighted average number of units        17,051,892         7,709,859
                                        ==========        ==========

---------------------
(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on Funds From Operations beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITS and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operating should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

The Lessee

           For a discussion of the Lessee's revenue operations, see "Results of Operations of the Company." For the first quarter of 1997, the Lessee reported net income of $45,000. As of December 31, 1996, the Lessee had a net working capital deficit of $3.9 million. The Lessee has received credit approval from a financial institution for a $1.5 million working capital line of credit. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

                                    PART II

ITEM 5.  OTHER INFORMATION.

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

           Renovation and Redevelopment Risks. The Company faces risks arising from its strategy of acquiring hotels in need of substantial renovation or redevelopment, particularly the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from shortages of materials or skilled labor, a change in the scope of the original project, the need to comply with building codes or other legal requirements, the discovery of structural or other latent problems with a hotel once construction has commenced and other risks inherent in the construction process. In particular, renovation and redevelopment must comply with the Americans with Disabilities Act of 1990 (the "ADA"), which provides that all public accommodations meet certain federal requirements related to access and use by disabled persons. The Company may be required to make substantial modifications at the hotels to comply with the ADA. Delays or cost overruns in connection with renovations or redevelopments could have a material adverse effect on Cash Available for Distribution.

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

TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

           Certain tax rules relating to the qualification of a REIT prohibit the Company from operating hotels. Therefore, the Company enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Company based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee's being unable to pay rent at the higher tier level necessary for the Company to fund distributions to stockholders because payment of base rent alone is insufficient for such purposes. In the event that all or a portion of such higher tier rent is not received by the Company, the Company may not be able to make such distributions to its stockholders. There can be no assurance that the Company will receive such higher tier rent from the Lessee or that the Lessee will even be able to pay base rent. The Lessee controls the daily operations of the hotels under the Percentage Leases, which have non-cancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its IPO and because Mr. Alter and Mr. Biederman own significant Units in the Partnership and options to acquire Common Stock of the Company, and therefore have an incentive to cause the Lessee to maximize rents. Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee will have only nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases. Mr. Alter and Mr. Biederman have entered into an agreement (the "Third Party Pledge Agreement") whereby the obligations of the Lessee under the Percentage Leases are secured with a pledge by Mr. Alter and Mr. Biederman of Units in the Partnership equal in value to four months of initial base rent for each hotel. The Third Party Pledge Agreement will be amended, however, to limit the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned. The Third Party Pledge Agreement may also be amended to subordinate the Company's lien on these Units to the lien in favor of an institutional lender which may be providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of Mr. Alter's Units. The obligations of the Lessee under the Percentage Leases are not secured by any additional security deposits or guarantees by third parties.

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

HAWTHORN SUITES DEVELOPMENT RISKS

           The Company has entered into a five-year master development agreement with U.S. Franchise Systems, Inc. and Hawthorn Suites Franchising, Inc. to permit the Company to franchise properties operated under the Hawthorn Suites brand. Pursuant to the agreement, the Company will have the right to obtain franchise licenses in several major urban markets on the West Coast. Under the agreement, certain development rights may terminate if the Company does not establish a certain minimum number of licenses for Hawthorn Suites during each year. This timetable may cause the Company to over commit to developing and owning Hawthorn Suites at the expense of other growth opportunities. As a franchise with a limited number of hotels currently operating, the Company's focus on this brand subjects it to greater risks than a more diversified approach.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibit 27 - Financial Data Schedule

       (b)   Reports on Form 8-K:

             A Current Report on Form 8-K dated January 7, 1997, was filed in the quarter ended March 31, 1997, with disclosure under Item 7.

             A Current Report on Form 8-K dated January 9, 1997, was filed in the quarter ended March 31, 1997, with disclosure under Item 7.

             A Current Report on Form 8-K dated March 26, 1997, was filed in the quarter ended March 31, 1997, with disclosure under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 15, 1997.

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

3.4*           Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on August 14,
               1995.

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

10.1.8         Eighth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of October 29, 1996.

10.1.9         Ninth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996.

10.1.10*       Tenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 17, 1997.

10.1.11*       Eleventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 31, 1997.

10.1.12*       Twelfth Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of December 31, 1996.

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

10.2.25**      Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in San Diego,
               California.

10.2.26**      Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Ramada Hotel located in Cypress,
               California.

10.2.27**      Lease Agreement dated March 10, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hawthorne Suites Hotel located in Kent,
               Washington.

10.2.28**      Lease Agreement dated March 31, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in La Mirada,
               California.

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

10.7           1994 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's
               Registration Statement No. 33-84346 and incorporated herein by this reference.

10.7.1         Amendment to the 1994 Stock Incentive Plan filed on March 17,
               1997 as Appendix A with the Company's 1997 Proxy Statement and incorporated herein by this reference.

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

10.10.1        Amendment to the 1994 Directors Plan filed on March 17, 1997 as
               Appendix B with the Company's 1997 Proxy Statement and incorporated herein by this reference.

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

10.30.6 Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996.

10.30.7        Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996.

10.30.8        Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996.

10.30.9* Amendment Number Nine To Third Party Pledge Agreement effective as of January 17, 1997.

10.30.10*      Amendment Number Ten To Third Party Pledge Agreement effective as of March 10, 1997.

10.30.11*      Amendment Number Eleven To Third Party Pledge Agreement effective as of March 31, 1997.

10.31          Deleted

10.32          Deleted

10.33          Deleted

10.34          Deleted

10.35          Loan Agreement by and between the Company and Bank One, Arizona,
               N.A. dated as of October 25, 1995, filed as Exhibit 10.38 to the Company's 1995 10-K and incorporated herein by this reference.

10.35.1**      Amended and Restated Loan Agreement by and between the Company and Bank One, Arizona, N.A. dated as of June 21, 1996.

10.36          Deleted

10.37          Deleted

10.38          Deleted

10.39          Deleted

10.40          Deleted

27*            Financial Data Schedule


*    Filed herewith; all other exhibits previously filed.
** Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed under this Exhibit.

     (b) Reports on Form 8-K:

         A Current Report on Form 8-K dated January 7, 1997, was filed in the quarter ended March 31, 1997, with disclosure under Item 7.

         A Current Report on Form 8-K dated January 9, 1997 was filed in the quarter ended March 31, 1997, with disclosure under Item 7.

         A Current Report on Form 8-K dated March 26, 1997 was filed in the quarter ended March 31, 1997, with disclosure under Item 7.