Form 10-Q
period 1997-06-30
SUNSTONE HOTEL INVESTORS INC
filed 1997-08-14
CIK 930600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                 ---------------



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarter ended

                                  JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from             to
                                           -------------  --------------

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

As of August 13, 1997, there were 20,386,635 shares of Common Stock outstanding.

                         SUNSTONE HOTEL INVESTORS, INC.

                   JUNE 30, 1997 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                         PART I -- FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

   Introduction to the Financial Statements.....................................  3

Sunstone Hotel Investors, Inc.

   Consolidated Statements of Financial Position as of June 30, 1997
       and December 31, 1996....................................................  4

   Consolidated Statements of Income for the Three Months and Six Months
       Ended June 30, 1997 and 1996.............................................  5

   Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1997 and 1996...................................................  6

   Notes to Consolidated Financial Statements...................................  7



Sunstone Hotel Properties, Inc. (the "Lessee")

   Statements of Financial Position as of June 30, 1997 and
       December 31, 1996........................................................  9

   Statements of Operations for the Three Months and Six Months
       Ended June 30, 1997 and 1996............................................. 10

   Statements of Cash Flows for the Six Months ended June 30, 1997 and 1996..... 11

   Notes to Financial Statements................................................ 12



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.............................................. 13



                          PART II -- OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 20

ITEM 5.      OTHER INFORMATION.................................................. 22

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................... 27

                                     PART I

                         SUNSTONE HOTEL INVESTORS, INC.

                    INTRODUCTION TO THE FINANCIAL STATEMENTS



ITEM 1 - FINANCIAL STATEMENTS

           The consolidated financial statements included herein have been prepared by Sunstone Hotel Investors, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Disclosures normally included in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K.

           The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         SUNSTONE HOTEL INVESTORS, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                 June  30,         December 31,
                                                   1997                1996
                                               ------------        ------------
ASSETS:
Investment in hotel properties, net            $252,349,000        $152,937,000
Mortgage notes receivable                         2,850,000           2,850,000
Cash                                              1,189,000             142,000
Rent receivable-- Lessee                          3,904,000           2,360,000
Prepaid expenses and other assets, net            2,724,000           1,790,000
                                               ------------        ------------
                                               $263,016,000        $160,079,000
                                               ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                       $ 18,800,000        $ 40,400,000
Mortgage notes payable                           22,649,000          19,651,000
Accounts payable and other accrued expenses       2,235,000           3,249,000
                                               ------------       -------------
                                                 43,684,000          63,300,000
                                               ------------       -------------
Minority interest                                24,521,000          15,978,000
                                               ------------       -------------


Stockholders' equity:
Common stock, $.01 par value, 50,000,000
   authorized; 20,368,001 and 10,936,457 issued
   and outstanding as of June 30, 1997 and
   December 31, 1996, respectively                  203,000             109,000
Preferred stock, $.01 par value, 10,000,000
   authorized, no shares issued or outstanding
Additional paid-in capital                      195,494,000          80,700,000
Distributions in excess of earnings                (886,000)             (8,000)
                                               ------------        ------------
                                                194,811,000          80,801,000
                                               ------------        ------------
                                               $263,016,000        $160,079,000
                                               ============        ============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                          -----------------------  ------------------------
                                                            1997           1996      1997          1996
                                                          ----------   ----------  -----------   ----------
REVENUES:
   Lease revenue                                          $7,775,000   $2,965,000  $15,347,000   $6,155,000
   Interest income                                           124,000       41,000      321,000       60,000
                                                          ----------   ----------  -----------   ----------
     Total revenues                                        7,899,000    3,006,000   15,668,000    6,215,000
                                                          ----------   ----------  -----------   ----------

EXPENSES:
   Real estate related depreciation and amortization       2,100,000      997,000    3,900,000    1,846,000
   Interest expense and amortization of financing costs      717,000      487,000    1,557,000      811,000
   Real estate, personal property taxes and insurance        684,000      313,000    1,360,000      566,000
   General and administrative                                269,000      128,000      801,000      281,000
                                                          ----------   ----------  -----------   ----------
          Total expenses                                   3,770,000    1,925,000    7,618,000    3,504,000
                                                          ----------   ----------  -----------   ----------

Income before minority interest                            4,129,000    1,081,000    8,050,000    2,711,000
Minority interest                                            450,000      204,000      953,000      497,000
                                                          ----------   ----------  -----------   ----------
NET INCOME                                                $3,679,000   $  877,000  $ 7,097,000   $2,214,000
                                                          ==========   ==========  ===========   ==========


NET INCOME PER SHARE                                           $0.20        $0.14        $0.43        $0.35
Weighted average number of shares                         18,793,000    6,322,000   16,505,000    6,322,000


   The accompanying notes are an integral part of these financial statements

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Six Months Ended
                                                                    June 30,
                                                          -----------------------------
                                                               1997            1996
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                             $   7,097,000   $   2,214,000
   Adjustments to reconcile net income
          to net cash provided by operating activities:
     Minority interest                                          953,000         497,000
     Depreciation                                             3,900,000       1,846,000
      Amortization of financing costs                           173,000         114,000
       Changes in assets and liabilities:
          Rent receivable-Lessee                             (1,544,000)     (1,314,000)
          Prepaids and other assets, net                       (359,000)        493,000
          Accounts payable and accrued expenses              (1,014,000)     (1,225,000)
                                                          -------------   -------------

              Net cash provided by operating activities       9,206,000       2,625,000
                                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, improvements and additions
       to hotel properties                                  (86,805,000)    (35,577,000)
   Mortgage notes receivable                                                 (2,850,000)
   Sale and disposition of hotel properties                                   3,950,000
                                                          -------------   -------------
              Net cash used in investing activities         (86,805,000)    (34,477,000)
                                                          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock               118,282,000
   Payment of deferred financing costs                         (748,000)
   Borrowings on revolving line of credit                    24,900,000      28,656,000
   Principal payments on revolving line of credit           (46,500,000)     (1,100,000)
   Proceeds from issuance of long-term debt                                   3,018,000
   Principal payments on long-term debt                      (8,119,000)
   Dividends paid                                            (7,975,000)     (2,908,000)
   Partnership distributions paid                            (1,194,000)       (719,000)
                                                          -------------   -------------
              Net cash provided by financing activities      78,646,000      26,947,000
                                                          -------------   -------------

              Net change in cash                              1,047,000      (4,905,000)

   Cash, beginning of period                                    142,000       5,222,000
                                                          -------------   -------------
   Cash, end of period                                    $   1,189,000   $     317,000
                                                          =============   =============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION

           Sunstone Hotel Investors, Inc., a Maryland Corporation (the "Company"), is a real estate investment trust ("REIT") that, through Sunstone Hotel Investors, L.P. (the "Partnership"), owns mid-price and upscale hotels primarily located in the western United States. As of June 30, 1997, the Company owned an 88.8% combined limited and general partner interest in the Partnership, through units of partnership interest ("Partnership Units") of the Partnership.

           On January 6, 1997, the Company completed a shelf offering for 4,000,000 shares of its common stock. Concurrently, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold in the offering was $13.00 per share, resulting in gross proceeds of approximately $59.8 million and net proceeds (less underwriters' discount and offering costs) of approximately $56.8 million.

           On March 31, 1997, the Company completed a shelf offering for 700,000 shares of its common stock. On April 28, 1997, 105,000 shares of common stock were issued by the Company upon the full exercise of the underwriter's over-allotment option. The offering price of the shares sold was $13.75 per share, resulting in gross proceeds of approximately $11.1 million and net proceeds (less underwriter's discount and offering costs) of approximately $10.6 million.

           On May 6, 1997, the Company completed a shelf offering for 4,000,000 shares of common stock. The offering price of the shares sold was $13.375 per share, resulting in gross proceeds of approximately $53.5 million and net proceeds (less underwriters' discount and offering costs) of approximately $51.4 million.

           At June 30, 1997, the Company owned 30 hotel properties located in the Western United States, which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

           For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

           In 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 128 "Earnings Per
Share" and No. 129 "Disclosure of Information about Capital Structure." These statements are effective for fiscal years ending after December 15, 1997. The FASB also issued SFAS No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. The impact of the adoption of SFAS Nos. 128, 129, 130 and 131 will not have a material effect on the Company's earnings per share amounts, financial position or results of operations.

2.  NET INCOME PER SHARE AND PARTNERSHIP UNITS

           Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 18,793,000 and 6,322,000 for the three months ended June 30, 1997 and 1996, respectively. At June 30, 1997, a total of 22,932,000 partnership units were issued and outstanding. The weighted average number of units outstanding for the three months ended June 30, 1997 and 1996 was 21,092,000 and 7,781,000, respectively.

3.  REVOLVING LINE OF CREDIT

           On May 7, 1997, the Company entered into an agreement with a syndicate of national banks for an unsecured $100 million revolving line of credit with interest at LIBOR plus 1.80% per annum to replace its $50 million secured line of credit. The credit facility has a two year term with a one-year extension option in favor of the Company and provides for a reduction in the interest rate margin if the Company's debt securities are rated by a national rating agency. The credit facility also requires that the Company provide collateral if the Company fails to satisfy certain financial covenants

4.  SUBSEQUENT EVENTS AND SIGNIFICANT ACQUISITIONS

           On July 17, 1997, the Company acquired the 102-room Best Western Landmark Inn in Lynnwood, Washington for a purchase price of approximately $7.4 million in cash.

           On August 5, 1997, the Company entered into a definitive agreement to acquire all the capital stock of Kahler Realty Corporation, a privately held Minnesota corporation ("Kahler") for approximately $322 million from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P., affiliates of Westbrook Partners, L.L.C., a real estate investment firm. The acquisition of Kahler, which owns and operates 17 hotels with an aggregate of 4,255 rooms, will almost double the number of hotel rooms in the Company's portfolio from the current number. The transaction is expected to close during the fourth quarter of 1997. The $322 million consideration to be paid at closing will consist of approximately $95 million in cash, $25 million of newly issued preferred stock and $32 million of newly issued common stock of the Company, and the assumption of approximately $170 million of debt which, after closing, will be kept in place, refinanced or retired.

           On August 7, 1997, the Company acquired the leasehold interests in the 175-room Holiday Inn Mission Valley Stadium in San Diego, California, and the 130-suite Crystal Suites in Anaheim, California, for purchase prices of approximately $9.1 million and $8.7 million in cash, respectively.

                         SUNSTONE HOTEL PROPERTIES, INC.

                        STATEMENTS OF FINANCIAL POSITION


                                                        June 30,    December 31,
                                                          1997         1996
                                                      -----------   ------------
ASSETS:

    Cash                                              $   891,000   $ 1,165,000
    Receivables, net                                    3,159,000     1,283,000
    Inventories                                           815,000       514,000
    Prepaid expenses and other assets                     313,000       134,000
                                                      -----------   -----------
                                                      $ 5,178,000   $ 3,096,000
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Rent payable - REIT                               $ 3,904,000   $ 2,360,000
    Accounts payable, trade                             1,727,000     2,328,000
    Advanced deposits                                     152,000       276,000
    Sales taxes payable                                   757,000       224,000
    Accrued payroll                                       239,000       718,000
    Accrued vacation                                      273,000       163,000
     Accrued bonuses                                      409,000       176,000
    Due to affiliate                                      680,000       258,000
    Other accrued expenses                                664,000       501,000
                                                      -----------   -----------
                                                        8,805,000     7,004,000
                                                      -----------   -----------

    Stockholders' Deficit:

    Common stock, no par value, 100,000 authorized;
      125 issued and outstanding
    Stockholders' deficit                              (3,627,000)   (3,908,000)
                                                      -----------   -----------
                                                      $ 5,178,000   $ 3,096,000
                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                               -----------------------------      ----------------------------
                                                   1997             1996              1997            1996
                                               ------------     ------------      ------------    ------------
REVENUES:

    Room                                       $ 17,935,000     $  6,970,000      $ 34,501,000    $ 13,756,000
    Food and beverage                             1,469,000          426,000         2,744,000         658,000
    Other                                           999,000          398,000         2,002,000         716,000
                                               ------------     ------------      ------------    ------------
        Total revenues                           20,403,000        7,794,000        39,247,000      15,130,000
                                               ------------     ------------      ------------    ------------

EXPENSES:

    Room                                          4,077,000        1,753,000         7,735,000       3,450,000
    Food and beverage                             1,262,000          436,000         2,296,000         678,000
    Other                                           494,000          146,000           988,000         339,000
    General and administrative                    1,903,000          606,000         3,734,000       1,067,000
    Franchise costs                               1,325,000          264,000         2,557,000         456,000
    Advertising and promotion                     1,225,000          762,000         2,300,000       1,400,000
    Repairs and maintenance                         719,000          380,000         1,374,000         696,000
    Utilities                                       901,000          344,000         1,792,000         638,000
    Management fees                                 402,000          141,000           759,000         273,000
    Rent expense                                  7,775,000        2,965,000        15,347,000       6,155,000
                                               ------------     ------------      ------------    ------------
        Total expenses                           20,083,000        7,797,000        38,882,000      15,152,000
                                               ------------     ------------      ------------    ------------



NET INCOME (LOSS)                              $    320,000     $     (3,000)     $    365,000    $    (22,000)
                                               ============     ============      ============    ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS




                                                                          Six Months Ended
                                                                               June 30,
                                                                  -----------------------------
                                                                     1997               1996
                                                                  -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   365,000        $  (22,000)
    Adjustments to reconcile net income (loss) to net cash
           (used in) provided by operating activities:
        Changes in assets and liabilities:
           Receivables, net                                        (1,137,000)         (362,000)
           Inventories                                               (301,000)           63,000
           Prepaid expenses and other assets                         (179,000)         (510,000)
           Rent payable - REIT                                      1,544,000         1,315,000
           Accounts payable, trade                                   (601,000)          473,000
           Advanced deposits                                         (124,000)         (140,000)
           Sales taxes payable                                        533,000             5,000
           Accrued payroll                                           (479,000)         (223,000)
           Accrued vacation                                           110,000            18,000
           Accrued bonuses                                            233,000
           Management and accounting fees payable                    (143,000)         (104,000)
           Other accrued expenses                                     (24,000)          613,000
                                                                  -----------        ----------
               Net cash (used in) provided by operating
                   activities                                        (203,000)        1,126,000
                                                                  -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office furniture, fixtures and equipment              (71,000)         (863,000)
                                                                  -----------        ----------
               Net cash used in investing activities                  (71,000)         (863,000)
                                                                  -----------        ----------
               Net change in cash                                    (274,000)          263,000

Cash, beginning of period                                           1,165,000           800,000
                                                                  -----------        ----------
Cash, end of period                                               $   891,000        $1,063,000
                                                                  ===========        ==========


The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  -----------

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

2.  ACCUMULATED DEFICIT:

           During 1995 and 1996, the Lessee has incurred cumulative losses of $3.6 million net of $365,000 of net income for the six months ended June 30, 1997. Of this amount, approximately $1.5 million of the loss is attributable to seven hotels that underwent substantial renovations during 1996. Such renovations were made in conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning resulting in higher potential revenue. In accordance with the terms of the Percentage Leases, the Lessee is required to pay the full lease payment even though a portion of the rooms are under renovation and not available for rent to guests. During periods of renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments. Accordingly, the Lessee incurred substantial losses primarily due to the terms of the Percentage Leases. Management believes that the related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from improved operating performance of the renovated hotels throughout the remaining periods of the respective leases. Additional losses in prior periods not related to renovation are primarily attributable to the transition to new management at acquired hotels, seasonal operations as determined by the timing of acquisitions, the operating leverage of certain Percentage Leases and market conditions in certain markets.

           The Lessee has remained current in its payments to the Company under the terms of the Percentage Leases, and during 1997, management anticipates generating net income and substantial positive operating cash flow, however, there can be no assurance that improved operating expectations will be met. During the three and six months ended June 30, 1997, the Lessee reported net income of $320,000 and $365,000, respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           Sunstone Hotel Investors, Inc. ("Sunstone" or the "Company") is a REIT with an acquisition, renovation and repositioning strategy that currently focuses its acquisition strategy primarily in the Western United States. The Company brands its hotels with strong national franchises that are among the most respected and widely recognized brand names in the lodging industry. The majority of the Company's hotel portfolio consists of full service and upscale extended stay properties (71% as of August 13, 1997) with the remainder of the Company's portfolio consisting of mid-price limited service properties located primarily in markets where significant barriers exist for new competitive supply.

           Geographically, 61% of the Company's portfolio is located in the Pacific Coast states of California, Oregon and Washington, where California's much-improved economic fundamentals have given a boost to the hotel industry and have caused domestic outmigration to subside. The balance of the Company's portfolio is in the Mountain states, which according to the U.S. Census Bureau, posted the fastest population growth in the country in 1995 and 1996.

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

           Management believes that recent demand increases have resulted primarily from an improved economic environment in the Company's markets and a corresponding increase in business travel, as well as favorable demographic factors. However, in spite of increased demand for rooms, the room supply growth rate has generally not kept pace with the growth in demand in most of the markets in which the Company owns hotels. This supply and demand imbalance is significantly greater in the Pacific Coast states where the Company currently emphasizes its acquisition focus. Management believes that this lag in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for hotels in the markets in which the Company operates, more stringent requirements for obtaining financing for new hotel construction and the availability of existing properties for sale at a significant discount to their replacement cost. The Company expects this supply and demand imbalance, particularly in the Western United States, to continue, which should result in improved revenue per available room ("REVPAR") for its hotels, and consequently, lease revenue to the Company in the near term.

           The Company's operating strategy is to increase REVPAR by increasing average daily rate ("ADR") and occupancy. This strategy has been implemented by replacing certain discounted group business with higher-rate group and transient business and by selectively increasing room rates. The Company has been successful in this strategy because of 1) the relatively high occupancy rates at certain of its hotels, 2) the success of the Company's superior marketing strategy implemented at each acquired hotel, and 3) the effects of repositioning recently acquired hotels as high-quality properties with strong national franchises through the Company's redevelopment and rebranding program. As a result of the Company's operating strategy, on a comparable basis, REVPAR for the 11 hotels owned by the Company that did not undergo renovation during the second quarter of 1997 increased approximately 12.0% over the corresponding quarter of 1996. The lodging industry as a whole reported 6.5% REVPAR increase for the same period.

RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the Quarter Ended June 30, 1997 and 1996

           For the second quarter ended June 30, 1997, net income increased 320% to $3.7 million from $877,000, and on a per-share basis increased 42.9% to $0.20 per share from $0.14 per share for the corresponding quarter of 1996. Revenues increased 163% to $7.9 million from $3.6 million for the second quarter of 1997. The increase in revenues is substantially attributable to the execution of the Company's external growth strategy, as well as increases in REVPAR of both continuously owned and recently acquired hotels.

           External Growth. During the second quarter of 1997, the Company acquired two hotels comprising 451 rooms for purchase prices aggregating approximately $28.6 million resulting in $81.2 million of hotel acquisitions for the six months ended June 30, 1997. These acquisitions, combined with the 10 hotels with 1,916 rooms acquired subsequent to the second quarter of 1996 through the first quarter of 1997 for purchase prices aggregating approximately $111.7 million, contributed $3.2 million of the $4.9 million increase in revenues. The Company's portfolio now contains a total of 33 hotels in the Western United States. Through these acquisitions, as well as the development of a 78-room Residence Inn in Highlands Ranch (Denver), Colorado, the Company has increased the number of rooms in its portfolio since its IPO in August of 1995 by 281% to 5,071 to date.

           On August 5, 1997, the Company entered into a definitive agreement to acquire all the capital stock of Kahler Realty Corporation, a privately held Minnesota corporation ("Kahler") for approximately $322 million from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P., affiliates of Westbrook Partners, L.L.C., a real estate investment firm. The acquisition of Kahler, which owns and operates 17 hotels with an aggregate of 4,255 rooms, will almost double the number of hotel rooms in the Company's portfolio from the current number. The transaction is expected to close during the fourth quarter of 1997. The $322 million consideration to be paid at closing will consist of approximately $95 million in cash, $25 million of newly issued preferred stock and $32 million of newly issued common stock of the Company, and the assumption of approximately $170 million of debt which, after closing, will be kept in place, refinanced or retired.

           Internal Growth. The Company reported strong revenue growth for the second quarter of 1997. Overall, the Company posted a 4.8% REVPAR increase for the entire portfolio for the second quarter of 1997 as compared to the corresponding quarter of 1996. Moreover, on a same-unit-sales basis, REVPAR for the non-renovation hotels increased by 12.0% over the second quarter of 1996, from $46.75 to $52.35. (During the second quarter of 1997, the nationwide lodging industry REVPAR growth for the mid-price and upscale hotel segments, the segments which are most representative of the Company's hotels, were 5.8% and 5.2%, respectively, according to Smith Travel Research.) The 12.0% increase in REVPAR was driven by a 10.3% increase in ADR, from $62.92 to $69.42, while occupancy increased by approximately one percentage point to 75.4%. The strong performance of the Company's hotel portfolio in the second quarter of 1997 was not only due to the results of the Company's recently redeveloped hotels, but also due to the internal growth of a number of continuously owned hotels as indicated in the following table.


       The Company's Leading REVPAR Performers for Second Quarter of 1997

                                                                       REVPAR
                                                            ----------------------------
               Hotel                              Rooms      1996       1997    % Change
               -----                              -----     ------     ------   --------
Courtyard by Marriott - Fresno, California         116      $45.87     $52.96     15.4%
Hampton Inn - Arcadia, California                  131       39.92      45.65     14.4
Hawthorn Suites - Kent, Washington                 152       58.23      72.78     25.0
Holiday Inn - La Mirada, California                289       37.81      44.67     18.1
Ramada Inn - San Diego, California                 151       62.45      72.30     15.8


           The Company also reported that the REVPAR increase for the seven 1996-renovation hotels, which were undergoing renovation in the second quarter of 1996, was 35.4% over 1996, reflecting a 24.4% growth over the second quarter of 1995 -- averaging 11.5% real REVPAR growth over the two-year period.

           REVPAR for the eleven 1997-renovation hotels, which were undergoing renovation during the second quarter of 1997, representing 41.2% of the Company's room portfolio, decreased 12.3% compared to the corresponding quarter of 1996.

           The following table summarizes average occupancy rate, ADR and REVPAR on a same-unit-sales basis for the Company's hotels owned during the three and six months ended June 30, 1997.

                         SELECTED FINANCIAL INFORMATION

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                  ----------------------       -------------------
                                   1997            1996         1997         1996
                                  ------          ------       ------       ------
SAME-UNIT-SALES ANALYSIS
ALL HOTELS:
Occupancy                          66.5%            68.2%        67.4%        66.7%
ADR                               $65.99           $61.40       $67.74       $63.97
REVPAR                            $43.87           $41.88       $45.68       $42.67
REVPAR Growth                       4.8%                          7.1%

NON-RENOVATION HOTELS (1):
Occupancy                          75.4%            74.3%        73.1%        68.9%
ADR                               $69.42           $62.92       $68.92       $65.15
REVPAR                            $52.35           $46.75       $50.40       $44.90
REVPAR Growth                      12.0%                         12.3%

RENOVATION HOTELS (2):
Occupancy                          61.1%            64.5%        63.0%        65.0%
ADR                               $63.44           $60.35       $66.68       $63.02
REVPAR                            $38.77           $38.95       $42.00       $40.97
REVPAR Growth                      (0.5)%                         2.5%

---------------------
(1) Non-renovation hotels are those hotels that had minor or no expenditures for renovation during the respective periods of 1996 and 1997.

(2) Renovation hotels are those hotels that had significant expenditures for renovation or redevelopment during the respective periods of 1996 and 1997 and includes 11 hotels in the second quarter of 1997 and six hotels in the second quarter of 1996.

           Interest expense and amortization of financing costs increased to $717,000 from $487,000, and real estate and personal property taxes and insurance increased to $684,000 from $313,000, for the second quarter of 1997 compared to the corresponding quarter of 1996. These increases are attributable to the growth of the Company's hotel portfolio to 30 hotels in the second quarter of 1997 compared to 18 hotels in the corresponding quarter of 1996. This growth of the Company was initially financed with debt contributing to the increase in interest expense. During the second quarter of 1997, the Company recorded increased general and administrative expenses relating to due diligence for hotels not acquired, certain annual shareholders' meeting costs and other general and administrative costs. Additionally, effective January 1, 1997, the Company increased the compensation of the President and added a chief financial officer, corporate controller, cash manager and other administrative staff. As a result, general and administrative expenses increased to $269,000 from $128,000 for the second quarter of 1997 and 1996, respectively.

RENOVATIONS AND REBRANDING

           During the second quarter of 1997, the Company continued to implement its strategy of renovating, repositioning and rebranding its recently acquired hotel assets. In April 1997, Sunstone rebranded the Radisson Suites Hotel in Oxnard, California, as the fifth largest Residence Inn by Marriott in the U.S., and upgraded the franchise affiliation of the Craig, Colorado, Holiday Inn to a Holiday Inn & Suites. In June 1997, the Company rebranded the Ramada Hotel in Cypress, California, as a 180-room Courtyard by Marriott. The Company also completed renovation upgrades on its Flagstaff, Arizona, property, which was acquired in October 1996, as well as the Pueblo and Silverthorne, Colorado, and Provo, Utah, properties, consistent with the Sunstone's plan of a regular program of capital improvement which the Company believes is essential to maintaining the competitiveness of its hotels and maximizing revenue growth. The Residence Inn by Marriott in Oxnard is on track with an expected three-to-six month ramp up in achieving projected REVPAR increases, and the Courtyard by Marriott in Cypress achieved an 11.7 % REVPAR growth in the second quarter of 1997 -- while undergoing renovation -- over the second quarter of 1996. The financial results of the Company's renovation, repositioning and rebranding strategy demonstrates Sunstone's ability to create value at numerous hotels in various markets.

SEASONALITY AND DIVERSIFICATION

         The hotel industry is seasonal in nature and this seasonality is typically geographically and market specific. The effects of seasonality may be expected to cause significant quarterly fluctuations in the Company's Percentage Lease revenues and may change depending upon the locations and markets of additional hotels the Company acquires.

         The Company has implemented a business strategy of franchise and geographic diversification. The following tables summarize certain information for the Company's hotels with respect to franchise affiliations and distribution of hotels throughout the Western United States as of and for the periods indicated.

                             FRANCHISE AFFILIATIONS
               (As of and For the Six Months Ended June 30, 1997)



                                         Percentage                              Percentage of
Franchise System            Rooms         Of Rooms         Gross Revenues       Gross Revenues
----------------            ------       ----------        --------------       --------------
Holiday Inns                1,831           39.3%           $ 14,513,000              37.0%
Hampton Inns                1,064           22.8              10,407,000              26.5
Marriott - Courtyard
  and Residence Inn           787           16.9               7,950,000              20.3
Hawthorn Suites (1)           452            9.7               2,607,000               6.6
Comfort Suites                165            3.5               1,917,000               4.9
Doubletree Hotels             213            4.6               1,601,000               4.1
Independent                   151            3.2                 252,000               0.6
                            -----          -----            ------------             -----
                            4,663          100.0%           $ 39,247,000             100.0%
                            =====          =====            ============             =====



(1) Includes the Sacramento, California, hotel which will be rebranded as a Hawthorn Suites upon completion of renovation which is expected to occur in the fourth quarter of 1997.

                           GEOGRAPHIC DIVERSIFICATION
               (As of and For the Six Months Ended June 30, 1997)


                                         Percentage                              Percentage of
Franchise System            Rooms         Of Rooms         Gross Revenues       Gross Revenues
----------------            ------       ----------        --------------       --------------
Arizona                       645           13.8%           $  6,505,000              16.6%
California                  2,099           45.0              16,004,000              40.8
Colorado                      753           16.1               7,736,000              19.7
New Mexico                    213            4.6               1,601,000               4.1
Oregon                        199            4.3               1,453,000               3.7
Utah                          229            4.9               1,667,000               4.2
Washington                    525           11.3               4,281,000              10.9
                            -----          -----            ------------             -----
Total                       4,663          100.0%           $ 39,247,000             100.0%
                            =====          =====            ============             =====


                           GEOGRAPHIC DIVERSIFICATION
                            (As of August 13, 1997)


                                         Percentage
State                       Rooms         Of Rooms
-----                       ------       ----------
Arizona                       645           12.7%
California                  2,404           47.5
Colorado                      753           14.8
New Mexico                    213            4.2
Oregon                        199            3.9
Utah                          229            4.5
Washington                    628           12.4
                            -----          -----
Total                       5,071          100.0%
                            =====          =====

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

           The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by operating activities to the Lessee will provide the necessary funds on a short and long term basis to meet such operating cash requirements. In the second quarter of 1997, the Company paid dividends and distributions totaling $4.6 million representing $0.25 per share, or per Partnership Unit, on a quarterly basis.

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

           During the second quarter of 1997, the Company issued $4.5 million in debt through its unsecured line of credit facility and raised $52.7 through issuance of equity securities to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements. Additionally, the Company issued approximately 339,000 Partnership Units in conjunction with the acquisition of a hotel property.

           On May 7, 1997, the Company entered into an agreement with a syndicate of national banks (including Bank One) for an unsecured $100 million revolving line of credit facility (the "Facility") which accrues interest at a rate of the three-month LIBOR plus 1.8% per annum with provisions for reduced rates. The Facility also requires that the Company provide collateral if the Company fails to satisfy certain financial covenants. On July 30, 1997, the Company received a commitment from its lenders it increase the Facility to $200 million.

           The Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company. However, because Messrs. Alter and Biederman and limited partners of the Partnership would suffer adverse tax consequences if the Company's indebtedness were reduced below $14.3 million, the Company does not anticipate reducing its indebtedness under the Facility below this amount. As of June 30, 1997, the Company had $81.2 million of unused credit on the Facility.

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

           The Company is currently engaged or has planned for the redevelopment and renovation of 14 of its recently acquired hotels for an aggregate budgeted amount of approximately $26.2 million. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. The Company may acquire additional hotels and invest additional cash for renovations during 1997.

Funds From Operations (FFO)

           Management believes that FFO is one measure of financial performance of an equity REIT such as the Company. FFO (as defined by the National Association of Real Estate Investment Trusts) (1) for the first quarter of 1997 grew by 195% from $2.1 million to $6.2 million, as indicated in the following table:


                                                 Three Months Ended
                                                      June 30,
                                            ---------------------------
                                               1997             1996
                                            ----------       ----------
Income before minority interest             $4,129,000       $1,081,000
Real estate related depreciation             2,100,000          997,000
                                            ----------       ----------
      Funds from operations                 $6,229,000       $2,078,000
                                            ==========       ==========

Weighted average number of
      Partnership Units                     21,092,000        7,781,000

--------------------------------------------------------------------------------

(1) Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITS and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.


The Lessee

           For a discussion of the Lessee's revenue operations, see "Results of Operations of the Company." For the second quarter of 1997, the Lessee reported net income of $320,000. As of December 31, 1996, the Lessee had a net working capital deficit of $3.9 million. During the second quarter of 1997, the Lessee entered into an agreement with a financial institution for a $1.5 million working capital line of credit. No amounts have been drawn on the line of credit. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on April 17, 1997 (the "Meeting"). At the Meeting the stockholders were asked to vote and approve the following matters:

1.       Amendment of the Company's Charter.

         The Company's stockholders approved the proposal to amend the Company's Charter to amend the definition of the term "Independent Director" used in the Charter. The Charter provides that a majority of the members of the Board of Directors of the Company be Independent Directors. Prior to the amendment of the definition of Independent Director approved at the Meeting, the definition of Independent Director excluded (i) officers and directors of the Company, (ii) any person who is affiliated with (w) any advisor to the Company under any advisory agreement, (x) any lessee of or management company operating any property of the Company, (y) any subsidiary of the Company, or (z) any partner of the Partnership. The definition of Independent Director, as amended with the approval of the stockholders, simply means a director of the Company who is not an officer or employee of the Company. This less restrictive definition of Independent Director is intended to allow the Company greater flexibility to obtain highly qualified directors and retain an active and efficient Board of Directors.

         Of the total shares present or represented at the Meeting, this proposal received 92.9% approval. A total of 11,926,555 shares were voted in favor, 760,310 shares were voted against, there were 51,429 broker non-votes, and 95,045 shares abstained from voting on this proposal.

2.       Election of Directors

         The stockholders also approved the Company's director nominees, Charles
L. Biederman, H. Raymond Bingham and Laurence S. Geller, to serve until the Annual Meeting in the year 2000. There were no other nominations other than those made by the Company.

         The voting on the nominations was as set forth in the table below. The percentages represent a percentage of shares present or represented at the Meeting.


NOMINEE                               VOTES FOR                VOTES WITHHELD
-------                           ------------------           --------------
Charles L. Biederman              12,758,154 (99.4%)           75,185 (0.6%)

H. Raymond Bingham                12,758,953 (99.4%)           74,386 (0.6%)

Laurence S. Geller                12,747,354 (99.3%)           85,985 (0.7%)

3.       Amendment of 1994 Stock Incentive Plan.

         The Company's stockholders approved the following amendments to the Company's 1994 Incentive Plan (the "Incentive Plan"): (i) an increase in the maximum number of shares of Common Stock authorized for issuance under the Incentive Plan by 700,000 from 500,000 to 1,200,000, (ii) a change in the provisions of the Incentive Plan to make non-employee board members eligible to receive option grants, performance share awards and direct stock issuances under the Incentive Plan, (iii) a provision to allow unvested shares issued under the Incentive Plan and subsequently repurchased by the Company at the option exercise price or issue price paid per share to be reissued under the Incentive Plan and (iv) the removal of certain restrictions on the eligibility of non-employee board members to serve as plan administrator and effect a series of additional changes to the provisions of the Incentive Plan (including the stockholder approval requirements) in order to take advantage of the recent amendments to Rule 16b-3 of the Securities Exchange Act of 1934, as amended, which exempts certain officer and director transactions under the Incentive Plan from the short-swing liability provisions of the federal securities laws.

         The increase in the share reserve was designed to assure that a sufficient reserve of Common Stock is available under the Incentive Plan to attract and retain the service of key individuals essential to the Company's long-term growth and success. The other amendments were approved to enhance the equity incentives provided to the non-employee board members and facilitate plan administration.

         Of the total shares present or represented at the Meeting, this proposal received 85.0% approval. A total of 10,902,246 shares were voted in favor, 1,446,627 shares were voted against, there were 310,849 broker non-votes, and 153,617 shares abstained from voting on this proposal.

4.       Amendment of the 1994 Directors Plan.

         The Company's stockholders approved the following amendments to the Company's 1994 Directors Plan (the "Directors Plan"): (i) enabling non-board members to participate in other equity incentive plans of the Company, (ii) removing the maximum limit on the aggregate number of shares of Common Stock which may be granted pursuant to the automatic option grant program and issued pursuant to the direct stock issuance program per calendar year, (iii) an increase in the number of shares of Common Stock awarded annually under the automatic stock issuance program to continuing non-employee board members from the number of shares determined by dividing 15,000 by the fair market value of the Common Stock on the stock issuance date to 1,500 shares of Common Stock,
(iv) adding a provision to allow unvested shares issued under the Directors Plan and subsequently surrendered to the Company to be reissued under such plan, and
(v) a number of changes to the Directors Plan (including the stockholder approval requirements) in order to take advantage of the recent amendments to Rule 16b-3 of the Securities Exchange Act of 1934, as amended, which exempt certain officer and director transactions under the Directors Plan from the short-swing liability provisions of the federal securities laws.

         The purpose of these amendments was to assure that the Company is able to retain skilled and experienced non-employee board members by providing them greater incentives to remain in the service of the Company.

         Of the total shares represented at the Meeting, this proposal received 93.9% approval. A total of 12,045,754 shares voted in favor, 311,865 shares were voted against, there were 310,850 broker non-votes, and 164,870 shares abstained from voting on this proposal.

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

3.4            Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on August 14,
               1995.

3.5***         Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on May 2,
               1997.

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

10.1.8         Eighth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of October 29, 1996.

10.1.9         Ninth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996.

10.1.10        Tenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 17, 1997.

10.1.11        Eleventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 31, 1997.

10.1.12        Twelfth Amendment to First Amended and Restated Agreement of Limited
               Partnership dated as of December 31, 1996.

10.1.13***     Thirteenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of June 11, 1997.

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

10.30.6 Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996.

10.30.7        Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996.

10.30.8        Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996.

10.30.9 Amendment Number Nine To Third Party Pledge Agreement effective as of January 17, 1997.

10.30.10 Amendment Number Ten To Third Party Pledge Agreement effective as of March 10, 1997.

10.30.11 Amendment Number Eleven To Third Party Pledge Agreement effective as of March 31, 1997.

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

10.35.1**      Amended and Restated Loan Agreement by and between the Company and Bank One, Arizona, N.A. dated as of June 21, 1996.

10.35.2***     Amended and Restated Loan Agreement by and between the Company and Bank One, Arizona, N.A. dated as of May 1, 1997.

10.36          Deleted

10.37          Deleted

10.38          Deleted

10.39          Deleted

10.40          Deleted

27*            Financial Data Schedule

---------------
  *  Filed herewith; all other exhibits previously filed.

 ** Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed under this Exhibit.

***  To be filed by amendment.

       (b)   Reports on Form 8-K:

             A Current Report on Form 8-K dated June 11, 1997, was filed in the quarter ended June 30, 1997, with disclosure under Item 2.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 13, 1997.

                                       SUNSTONE HOTEL INVESTORS, INC.



                                       By:   /s/  Robert A. Alter
                                             -----------------------------------
                                             Robert A. Alter
                                             President, Secretary and
                                              Chairman of the Board of Directors


EXHIBIT         Description
-------         -----------
  27            Financial Data Schedule