Form 10-Q/A
period 1997-06-30
SUNSTONE HOTEL INVESTORS INC
filed 1997-08-26
CIK 930600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

As of August 22, 1997, there were 20,390,830 shares of Common Stock outstanding.

        This Current Report on Form 10-Q/A of Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company") restates in its entirety Item 6 (Exhibits and Reports on Form 8-K) of the Company's Current Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 14, 1997. This amendment is filed solely to include certain exhibits that were not previously filed and to make certain corrections to the exhibit list.

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

3.4            Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on August 14,
               1995, filed as Exhibit 3.4 to the Company's Current Report on
               Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference

3.5*           Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on May 2,
               1997.

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

10.1.8         Eighth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of October 29, 1996, filed as
               Exhibit 10.1.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K") and incorporated herein by this reference.


10.1.9         Ninth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996, filed as
               Exhibit 10.1.9 to the 1996 10-K and incorporated herein by this reference.

10.1.10        Tenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 17, 1997, filed as
               Exhibit 10.1.10 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.11        Eleventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 31, 1997, filed as
               Exhibit 10.1.11 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.12        Twelfth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996, filed as
               Exhibit 10.1.12 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.13*       Thirteenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of May 28, 1997.

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

10.2.21*       Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hampton Inn located in Tucson, Arizona.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.


10.2.22*       Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Mesa, Arizona.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.23*       Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Flagstaff, Arizona. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.24*       Lease Agreement dated December 19, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Radisson Suites located in Oxnard, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.25        Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in San Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.25 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.26        Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Ramada Hotel located in Cypress, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.26 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.27        Lease Agreement dated March 10, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hawthorne Suites Hotel located in Kent, Washington. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.27 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.28        Lease Agreement dated March 31, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in La Mirada, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.28 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.29*       Lease Agreement dated May 6, 1997 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Fountain Suites located in Sacramento, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.30*       Lease Agreement dated June 11, 1997 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Ramada Plaza Hotel located in Old Town, San
               Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation
               S-K. The material differences between this Exhibit and Exhibit
               10.2 are set forth in the schedule filed herewith.

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

10.12 -
10.29          Omitted

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

10.30.6* Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996.

10.30.7        Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996, filed as Exhibit 10.30.7 to the 1996 10-K and incorporated herein by this reference.

10.30.8        Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996, filed as Exhibit 10.30.8 to the 1996 10-K and incorporated herein by this reference.

10.30.9 Amendment Number Nine To Third Party Pledge Agreement effective as of January 17, 1997, filed as Exhibit 10.30.9 to the Company's current report for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.30.10 Amendment Number Ten To Third Party Pledge Agreement effective as of March 10, 1997, filed as Exhibit 10.30.10 to the Company's current report for the quarter ended March 31, 1997 and incorporated herein by this reference.


10.30.11 Amendment Number Eleven To Third Party Pledge Agreement effective as of March 31, 1997, filed as Exhibit 10.30.11 to the Company's current report for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.30.12*      Amendment Number Twelve to Third Party Pledge Agreement
               effective as of May 6, 1997.

10.30.13*      Amendment Number Thirteen to Third Party Pledge Agreement
               effective as of June 11, 1997.


10.31*         Revolving Credit Agreement dated as of May 1, 1997 among Sunstone
               Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New
               York Branch and Wells Fargo Bank, National Association.

27             Financial Data Schedule, filed as Exhibit 27 to the Company's
               Current Report on Form 10-Q for the quarter ended June 30, 1997
               (filed August 14, 1997) and incorporated herein by this reference.

---------------
  *  Filed herewith.

       (b)   Reports on Form 8-K:

             A Current Report on Form 8-K dated June 11, 1997, was filed in the quarter ended June 30, 1997, with disclosure under Item 2.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 25, 1997.

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

                                INDEX TO EXHIBITS

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

3.4            Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on August 14,
               1995, filed as Exhibit 3.4 to the Company's Current Report on
               Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference

3.5*           Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on May 2,
               1997.

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

10.1.8         Eighth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of October 29, 1996, filed as
               Exhibit 10.1.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K") and incorporated herein by this reference.


10.1.9         Ninth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996, filed as
               Exhibit 10.1.9 to the 1996 10-K and incorporated herein by this reference.

10.1.10        Tenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 17, 1997, filed as
               Exhibit 10.1.10 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.11        Eleventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 31, 1997, filed as
               Exhibit 10.1.11 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.12        Twelfth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996, filed as
               Exhibit 10.1.12 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.13*       Thirteenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of May 28, 1997.

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

10.2.21*       Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hampton Inn located in Tucson, Arizona.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.


10.2.22*       Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Mesa, Arizona.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.23*       Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Flagstaff, Arizona. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.24*       Lease Agreement dated December 19, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Radisson Suites located in Oxnard, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.25        Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in San Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.25 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.26        Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Ramada Hotel located in Cypress, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.26 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.27        Lease Agreement dated March 10, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hawthorne Suites Hotel located in Kent, Washington. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.27 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.28        Lease Agreement dated March 31, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in La Mirada, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.28 to the Company's Current Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.29*       Lease Agreement dated May 6, 1997 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Fountain Suites located in Sacramento, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.30*       Lease Agreement dated June 11, 1997 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Ramada Plaza Hotel located in Old Town, San
               Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation
               S-K. The material differences between this Exhibit and Exhibit
               10.2 are set forth in the schedule filed herewith.

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

10.12 -
10.29          Omitted

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

10.30.6* Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996.

10.30.7        Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996, filed as Exhibit 10.30.7 to the 1996 10-K and incorporated herein by this reference.

10.30.8        Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996, filed as Exhibit 10.30.8 to the 1996 10-K and incorporated herein by this reference.

10.30.9 Amendment Number Nine To Third Party Pledge Agreement effective as of January 17, 1997, filed as Exhibit 10.30.9 to the Company's current report for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.30.10 Amendment Number Ten To Third Party Pledge Agreement effective as of March 10, 1997, filed as Exhibit 10.30.10 to the Company's current report for the quarter ended March 31, 1997 and incorporated herein by this reference.


10.30.11 Amendment Number Eleven To Third Party Pledge Agreement effective as of March 31, 1997, filed as Exhibit 10.30.11 to the Company's current report for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.30.12*      Amendment Number Twelve to Third Party Pledge Agreement
               effective as of May 6, 1997.

10.30.13*      Amendment Number Thirteen to Third Party Pledge Agreement
               effective as of June 11, 1997.


10.31*         Revolving Credit Agreement dated as of May 1, 1997 among Sunstone
               Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New
               York Branch and Wells Fargo Bank, National Association.

27             Financial Data Schedule, filed as Exhibit 27 to the Company's
               Current Report on Form 10-Q for the quarter ended June 30, 1997
               (filed August 14, 1997) and incorporated herein by this reference.

---------------
  *  Filed herewith.