Form 10-Q
period 1997-09-30
SUNSTONE HOTEL INVESTORS INC
filed 1997-11-14
CIK 930600

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                _______________


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             For the quarter ended


                               September 30, 1997


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________


                         Commission file number 0-26304


                        SUNSTONE HOTEL INVESTORS, INC.
            (Exact name of registrant as specified in its charter)
                                _______________


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

________________________________________________________________________________


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
        Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
                   for the past 90 days.  Yes  [X]  No  [_]

           As of November 14, 1997, there were 34,984,863 shares of
                           Common Stock outstanding.

                        SUNSTONE HOTEL INVESTORS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                              SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

   Introduction to the Financial Statements ...............................   3

Sunstone Hotel Investors, Inc.

   Consolidated Statements of Financial Position as of September 30, 1997
       and December 31, 1996 ..............................................   4

   Consolidated Statements of Income for the Three Months and Nine Months
       Ended September 30, 1997 and 1996 ..................................   5

   Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1997 and 1996 ........................................   6

   Notes to Consolidated Financial Statements .............................   7

Sunstone Hotel Properties, Inc. (the "Lessee")

   Statements of Financial Position as of September 30, 1997 and
       December 31, 1996 ..................................................   9

   Statements of Operations for the Three Months and Nine Months
       Ended September 30, 1997 and 1996 ..................................  10

   Statements of Cash Flows for the Nine Months ended September 30, 1997 and 1996 ...........................................................  11

   Notes to Financial Statements ..........................................  12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................  14


                         PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION -- RISK FACTORS ................................  26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................  34

                                    PART I

                        SUNSTONE HOTEL INVESTORS, INC.
                        SUNSTONE HOTEL PROPERTIES, INC.

                   INTRODUCTION TO THE FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS

     The interim consolidated financial statements of Sunstone Hotel Investors, Inc. (the "Company") and the interim financial statements of Sunstone Hotel Properties, Inc. (the "Lessee") included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Disclosures normally included in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

     The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                        SUNSTONE HOTEL INVESTORS, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                 September 30,     December 31,
                                                      1997             1996
                                                 --------------   --------------
ASSETS:                                           (Unaudited)
Investment in hotel properties, net               $304,548,000     $152,937,000
Mortgage notes receivable                              398,000        2,850,000
Cash and cash equivalents                              321,000          142,000
Rent receivable-- Lessee                             6,891,000        2,360,000
Prepaid expenses and other assets, net               3,959,000        1,790,000
                                                  ------------     ------------
                                                  $316,117,000     $160,079,000
                                                  ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                          $ 67,300,000     $ 40,400,000
Mortgage notes payable                              22,439,000       19,651,000
Accounts payable and accrued expenses                2,262,000        3,249,000
                                                  ------------     ------------
                                                    92,001,000       63,300,000
                                                  ------------     ------------
Commitments

Minority interest                                   26,612,000       15,978,000
                                                  ------------     ------------


Stockholders' equity:
Common stock, $.01 par value, 50,000,000
   authorized; 20,458,820 and 10,936,457 issued
   and outstanding as of September 30, 1997 and
   December 31, 1996, respectively                     204,000          109,000
Preferred stock, $.01 par value, 10,000,000
   authorized, no shares issued or outstanding
Additional paid-in capital                         197,410,000       80,700,000
Distributions in excess of earnings                   (110,000)          (8,000)
                                                  ------------     ------------
                                                   197,504,000       80,801,000
                                                  ------------     ------------
                                                  $316,117,000     $160,079,000
                                                  ============     ============

  The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL INVESTORS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                             --------------------------   --------------------------
                                                                 1997          1996           1997          1996
                                                             ------------   -----------   ------------   -----------
REVENUES:
   Lease revenue                                              $12,129,000    $4,252,000    $27,476,000   $10,407,000
   Interest income                                                 42,000        81,000        363,000       141,000
                                                              -----------    ----------    -----------   -----------
          Total revenues                                       12,171,000     4,333,000     27,839,000    10,548,000
                                                              -----------    ----------    -----------   -----------

EXPENSES:
   Real estate related depreciation and amortization            2,700,000     1,211,000      6,600,000     3,057,000
   Interest expense and amortization of financing costs         1,218,000       218,000      2,775,000     1,279,000
   Real estate, personal property taxes and insurance           1,071,000       191,000      2,431,000       757,000
   General and administrative                                     550,000       426,000      1,351,000       457,000
                                                              -----------    ----------    -----------   -----------
          Total expenses                                        5,539,000     2,046,000     13,157,000     5,550,000
                                                              -----------    ----------    -----------   -----------

Income before minority interest                                 6,632,000     2,287,000     14,682,000     4,998,000
Minority interest                                                 759,000       332,000      1,712,000       829,000
                                                              -----------    ----------    -----------   -----------
NET INCOME                                                    $ 5,873,000    $1,955,000    $12,970,000   $ 4,169,000
                                                              ===========    ==========    ===========   ===========


NET INCOME PER COMMON SHARE                                         $0.29         $0.23          $0.72         $0.59
Weighted average number of common shares outstanding           20,397,961     8,590,190     18,066,056     7,066,102

   The accompanying notes are an integral part of these financial statements

                        SUNSTONE HOTEL INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1997           1996
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  12,970,000  $  4,169,000
  Adjustments to reconcile net income
      to net cash provided by operating activities:
    Minority interest                                   1,712,000       829,000
    Real estate related depreciation and
      amortization                                      6,600,000     3,057,000
    Amortization of financing costs                       331,000       170,000
    Changes in assets and liabilities:
      Rent receivable-Lessee                           (4,531,000)   (2,262,000)
      Prepaid expenses and other assets, net           (1,481,000)        6,000
      Accounts payable and accrued expenses              (986,000)      584,000
                                                    -------------  ------------

        Net cash provided by operating activities      14,615,000     6,553,000
                                                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, improvements and additions
    to hotel properties                              (129,189,000)  (60,566,000)
  Payments on mortgage notes receivable                 2,452,000
  Proceeds from sale and disposition of hotel
    properties                                                        1,100,000
                                                    -------------  ------------
        Net cash used in investing activities        (126,737,000)  (59,466,000)
                                                    -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock          119,070,000    42,747,000
  Net proceeds from issuance of partnership units         161,000
  Payment of deferred financing costs                  (1,020,000)
  Borrowings on revolving line of credit               73,400,000    30,580,000
  Principal payments on revolving line of credit      (46,500,000)  (21,200,000)
  Proceeds from issuance of mortgage notes payable                    3,025,000
  Principal payments on mortgage notes payable        (17,741,000)      (22,000)
  Dividends paid                                      (13,072,000)   (4,362,000)
  Partnership distributions paid                       (1,997,000)   (1,055,000)
                                                    -------------  ------------
        Net cash provided by financing activities     112,301,000    49,713,000
                                                    -------------  ------------

  Net change in cash and cash equivalents                 179,000    (3,200,000)
Cash and cash equivalents, beginning of period            142,000     5,222,000
                                                    -------------  ------------
Cash and cash equivalents, end of period            $     321,000  $  2,022,000
                                                    =============  ============

  The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation

Organization

     Sunstone Hotel Investors, Inc., a Maryland Corporation (the "Company"), is a real estate investment trust ("REIT") that, through Sunstone Hotel Investors, L.P. (the "Partnership"), owns upscale and mid-price hotels primarily located in the Pacific and Mountain regions of the western United States. As of September 30, 1997, the Company owned an 88.1% combined limited and general partner interest in the Partnership, through units of partnership interest ("partnership units") of the Partnership.

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

     At September 30, 1997, the Company owned 34 hotel properties located in the western United States, which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") providing for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman of the Board and President of the Company (80%), and Charles L. Biederman, Director and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the Hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

     For accounting purposes, the Company exercises unilateral control over the Partnership; hence, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

Newly Issued Accounting Pronouncements:

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share and No. 129 Disclosure of Information about Capital Structure. These statements are effective for fiscal years ending after December 15, 1997. The FASB also issued SFAS No. 130 Reporting Comprehensive Income and No. 131 Disclosures about Segments of an Enterprise and Related Information. These statements are effective for fiscal years beginning after December 15, 1997.

     SFAS No. 128 specifies the computation, representation and disclosure requirements for earnings per share. SFAS No. 129 established standards for disclosing information about an entity's capital structure, such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS No. 130 specifies the presentation and disclosure requirement of reporting comprehensive income which includes those items which have been formerly reported as a component of shareholder's equity. SFAS No. 131 establishes the disclosure requirements for reporting segment information.

     The management of the Company believes that, when adopted, SFAS Nos. 128, 129, 130 and 131 will not have a significant impact on the Company's financial statements.

2.   Net Income per Common Share and Partnership Units

     Net income per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Outstanding options are included as common share equivalents using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per common share was 20,397,961 and 8,590,190 for the three months ended September 30, 1997 and 1996, respectively. At September 30, 1997, a total of 23,215,479 Partnership Units were issued and outstanding. The weighted average number of partnership units outstanding for the three months ended September 30, 1997 and 1996 was 23,034,454 and 10,048,990,
respectively.

3.   Subsequent Events and Significant Acquisitions

     On October 15, 1997, the Company completed a secondary offering for 9,000,000 shares of common stock. The offering price of the shares sold was $17.25 per share, resulting in gross proceeds of approximately $155.3 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $147.1 million. On November 7, 1997, 490,000 shares of common stock were issued by the Company upon the partial exercise of the underwriters' over-allotment option. The offering price of the shares sold was $17.25 per share, resulting in gross proceeds of approximately $8.5 million and net proceeds (after deducting the underwriter's discount and offering costs) of approximately $8.0 million.

     On October 10, 1997, the Company increased its unsecured revolving line of credit facility (the "Credit Facility") from $100 million to $200 million. The Credit Facility accrues interest at LIBOR plus 1.80% per annum, has a two year term with a one-year extension option in favor of the Company and provides for a reduction in the interest rate margin if the Company's debt securities are rated by a national rating agency. The Credit Facility also requires that the Company provide collateral if the Company fails to satisfy certain financial covenants.

     On October 15, 1997, the Company completed the acquisition of all the outstanding capital stock of Kahler Realty Corporation ("Kahler") from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. (collectively, "Westbrook"). The purchase price of this acquisition (the "Kahler Acquisition") was funded with proceeds from the Company's recently completed public offering and with borrowings under its $200 million unsecured line of credit. The purchase price consisted of approximately $63.8 million in cash, $25.0 million in newly issued preferred stock, $32.0 million of newly issued common stock, $201.2 million of assumed debt and certain other costs. Additionally, concurrent with the closing of the Kahler Acquisition, the Company acquired the third-party ownership interests in three Kahler hotels that were previously partially owned by Kahler: the 220-room University Park Hotel in Salt Lake City, Utah (76% third-party ownership interest) and the 114-room Residence Inn and 333-room Provo park Hotel in Provo, Utah (50% third-party ownership interest), for a total of $14.3 million in cash.

                         SUNSTONE HOTEL PROPERTIES, INC.

                        STATEMENTS OF FINANCIAL POSITION


                                               September 30,    December 31,
                                                    1997            1996
                                               --------------   -------------
                                                (Unaudited)
ASSETS:

    Cash and cash equivalents                    $ 2,499,000     $ 1,165,000
    Receivables, net                               4,584,000       1,217,000
    Inventories                                    1,028,000         514,000
    Due from affiliates                            1,413,000          66,000
    Prepaid expenses and other assets, net           375,000         134,000
                                                 -----------     -----------
                                                 $ 9,899,000     $ 3,096,000
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Rent payable -- REIT                         $ 6,891,000     $ 2,360,000
    Accounts payable                               1,771,000       2,328,000
    Advanced deposits                                276,000         276,000
    Sales taxes payable                            1,077,000         224,000
    Accrued payroll                                  643,000         718,000
    Accrued vacation                                 361,000         163,000
    Accrued bonuses                                  411,000         176,000
    Due to affiliates                                852,000         258,000
    Other accrued expenses                           912,000         501,000
                                                 -----------     -----------
                                                  13,194,000       7,004,000
                                                 -----------     -----------

    Commitments

    Stockholders' Deficit:

    Common stock, no par value, 100,000
      authorized; 125 issued and outstanding
    Accumulated deficit                           (3,295,000)     (3,908,000)
                                                 -----------     -----------
                                                 $ 9,899,000     $ 3,096,000
                                                 ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                      ----------------------------   ----------------------------
                                          1997           1996            1997           1996
                                      ------------   -------------   ------------   -------------
REVENUES:                                            (As Restated)                  (As Restated)

  Room                                 $24,622,000    $ 9,961,000     $59,123,000    $23,717,000
  Food and beverage                      1,471,000        845,000       4,215,000      1,503,000
  Other                                  1,926,000        526,000       3,928,000      1,242,000
                                       -----------    -----------     -----------    -----------
    Total revenue                       28,019,000     11,332,000      67,266,000     26,462,000
                                       -----------    -----------     -----------    -----------

EXPENSES:

  Room                                   5,159,000      2,358,000      12,894,000      6,061,000
  Food and beverage                      1,377,000        619,000       3,673,000      1,434,000
  Other                                    705,000        434,000       1,693,000        804,000
  Property general and administrative    2,070,000        888,000       5,328,000      1,695,000
  Franchise costs                        1,709,000        407,000       4,266,000        863,000
  Advertising and promotion              1,495,000      1,036,000       3,795,000      2,570,000
  Repairs and maintenance                  940,000        467,000       2,314,000      1,203,000
  Utilities                              1,261,000        650,000       3,053,000      1,362,000
  Management fees                          548,000        256,000       1,307,000        539,000
                                       -----------    -----------     -----------    -----------
    Total operating expenses            15,264,000      7,115,000      38,323,000     16,531,000
                                       -----------    -----------     -----------    -----------

    Operating profit                    12,755,000      4,217,000      28,943,000      9,931,000

  Corporate general and adminstrative      294,000         75,000         769,000        393,000
  Rent expense                          12,129,000      4,533,000      27,476,000     10,749,000
                                       -----------    -----------     -----------    -----------
NET INCOME (LOSS)                      $   332,000    $  (391,000)    $   698,000    $(1,211,000)
                                       ===========    ===========     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     1997           1996
                                                 ------------   -------------
                                                                (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   698,000    $(1,211,000)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Changes in assets and liabilities:
      Receivables, net                             (3,367,000)      (681,000)
      Inventories                                       1,000         45,000
      Due from affiliates                          (1,347,000)
      Prepaid expenses and other assets, net         (221,000)      (762,000)
      Rent payable -- REIT                          4,531,000      2,263,000
      Accounts payable                               (557,000)       398,000
      Advanced deposits                                             (130,000)
      Sales taxes payable                             853,000         87,000
      Accrued payroll                                 (75,000)        64,000
      Accrued vacation                                198,000         18,000
      Accrued bonuses                                 235,000
      Due to affiliates                                79,000         14,000
      Other accrued expenses                          411,000        120,000
                                                  -----------    -----------
        Net cash provided by operating
          activities                                1,439,000        225,000
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office furniture, fixtures and
    equipment                                        (105,000)
                                                  -----------    -----------
        Net cash used in investing activities        (105,000)
                                                  -----------    -----------
  Net change in cash and cash equivalents           1,334,000        225,000

Cash and cash equivalents, beginning of period      1,165,000        800,000
                                                  -----------    -----------
Cash and cash equivalents end of period           $ 2,499,000    $ 1,025,000
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                _______________


1.   Organization:

     Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "REIT") on August 16, 1995. The Lessee leases hotel properties primarily located in the western United States from the REIT pursuant to long term leases (the "Percentage Leases").

2.   Accumulated Deficit:

     The Lessee has remained current in its payments to the Company under the terms of the Percentage Leases. For 1997 and 1998, management anticipates generating net income and substantial positive operating cash flow. However, there can be no assurance that improved operating expectations will be met. During the three and nine months ended September 30, 1997, the Lessee reported net income of $332,000 and $698,000, respectively. The Lessee reported positive net cash provided by operating activities of $1.4 million for the nine months ended September 30, 1997.

     During 1995 and 1996, the Lessee incurred cumulative losses of $3.9 million. As of September 30, 1997, the accumulated stockholder's deficit was $3.3 million, improved by $698,000 of net income for the nine months ended September 30, 1997. Of the losses incurred through December 31, 1996, approximately $1.5 million of the loss was attributable to seven hotels that underwent substantial renovations during 1996. Such renovations were made in conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning resulting in higher potential revenue. In accordance with the terms of the Percentage Leases, the Lessee is required to pay the full lease payment even though a portion of the rooms are under renovation and not available for rent to guests. During periods of renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments. Accordingly, the Lessee incurred substantial losses primarily due to the terms of the Percentage Leases. Management believes that the related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from improved operating performance of the renovated hotels throughout the remaining periods of the respective leases. Additional losses in prior periods not related to renovation are primarily attributable to the transition to new management at acquired hotels, seasonal operations as determined by the timing of acquisitions, the terms of certain Percentage Leases and market conditions in certain markets.

     Effective July 1, 1997, the Company and the Lessee amended certain Percentage Leases to abate rent related to rooms under major renovation which were not available for rent to guests. New Percentage Leases between the Company and the Lessee reflect similar rent abatement provisions during periods of major renovation.

3.   Restatement

     The interim financial statements as of and for the three months and nine months ended September 30, 1996 have been restated. Certain amounts have been restated to give effect to the expensing of costs related to renovation activity at various hotels that were previously capitalized. The effects of the restatement are as follows:


                               September 30, 1996
                           --------------------------
                           As Reported    As Restated
                           -----------    -----------
   Total assets            $ 4,298,000    $ 3,084,000
   Accumulated deficit        (767,000)    (1,981,000)

                           For the Three Months Ended  For the Nine Months Ended
                               September 30, 1996          September 30, 1996
                           --------------------------  -------------------------
                           As Reported    As Restated  As Reported   As Restated
                           -----------    -----------  -----------   -----------
  Total revenue            $11,332,000    $11,332,000  $26,462,000   $26,462,000
  Total operating expenses   6,980,000      7,115,000   15,659,000    16,531,000
  Rent expense               4,252,000      4,533,000   10,407,000    10,749,000
  Net income (loss)             25,000       (391,000)       3,000    (1,211,000)

     The effects of the above restatement have been reflected in the Lessee's previously reported financial statements as of and for the year ended December 31, 1996.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS.


Forward-Looking Statements

     When used throughout this report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These risks and uncertainties, which include competition within the lodging industry, the balance between supply and demand for the hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, and the availability of capital to finance planned growth, are described but are not limited to those disclosed in this report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

General

     The Lodging Industry. The business fundamentals of the lodging industry in the United States have improved significantly in each year since 1990. The industry as a whole generated record earnings in 1996, with industry-wide pre-tax profits of approximately $12.5 billion. This amount represented an increase of 47.1%, from $8.5 billion in pre-tax profits in 1995, and represented the industry's fourth consecutive year of profitability. Coopers & Lybrand L.L.P. projects that industry profits will reach $19.4 billion in 1999.

     The REIT vehicle has become increasingly important within the lodging industry. Total asset value of the portion of the lodging industry that is controlled by equity REITs has grown from $872.9 million in 1994 to $8.5 billion at June 30, 1997, as measured by the aggregate book value of total assets.

     The industry's profitability has been fueled by five consecutive years in which the growth in demand for hotel rooms has exceeded the growth in room supply. Industry-wide growth in total room demand exceeded the growth in total room supply by 2.7%, 3.0%, 3.3%, 1.4% and 0.8% in 1992, 1993, 1994, 1995, 1996,
respectively. The trend continued in the Pacific Region (California, Oregon and Washington) during the six months ended June 30, 1997, with total room demand exceeding total room supply by 1.2%, compared to 0.7% for the country as a whole during the same period.

     This favorable relationship between demand growth and supply growth has enabled the industry to increase revenue per available room ("REVPAR") every year since 1991. Based on data from Smith Travel Research, REVPAR for the industry as a whole grew 3.9%, 4.8%, 7.5%, 5.2% and 7.7% in 1992, 1993, 1994,
1995, and 1996, respectively, and increased 5.3% for the nine months ended September 30, 1997, compared in each case to the prior year. According to Coopers & Lybrands Hospitality Directions, REVPAR for the industry is expected
-----------------------------------------
to increase by 5.3% and 5.2% in 1998 and 1999, respectively. REVPAR for hotels in the Pacific Region, where approximately 36% of the Company's hotel rooms are located, grew by 8.9% during the nine months ended September 30, 1997, as compared to 5.3% for the industry generally.

     Upscale and Mid-Price Segments. The lodging industry as a whole, and the upscale and mid-price segments in particular, the segments in which the Company owns hotel assets, continue to benefit from a favorable supply and demand imbalance in the United States. Based on data provided by Smith Travel Research, for the upscale and mid-price segments, respectively, demand for rooms, as measured by annual domestic occupied room nights, increased 2.6% and 3.8% in 1995 and 3.4% and 3.3% in 1996.

     The upscale segment of the industry, which represents a growing number of the Company's hotels, is expected to achieve strong results due to limited growth in the supply of new upscale rooms. REVPAR at upscale hotels throughout the United States grew an average of 5.6% in 1995 and 5.4% in 1996, and grew an average of 4.5% during the nine months ended September 30, 1997, compared in each case to the prior year. The Company believes supply growth will be limited in the upscale segment due to (i) the continued availability of hotel acquisition opportunities in most markets at prices below replacement cost, (ii) the high relative cost of construction for hotels in this segment and (iii) the long construction lead times in this segment.

     REVPAR at mid-price hotels throughout the United States grew an average of 6.2% in 1995 and 6.7% in 1996, compared in each case to the prior year, and grew an average of 4.9% in the nine months ended September 30, 1997.

     As used herein, according to Smith Travel Research in its industry reports, the terms "upscale" and "mid-price" generally mean the segments of the lodging industry that consist of hotels with average daily room rates (total revenues divided by the total number of rooms occupied) between the 70th and 85th percentile and the 40th and 70th percentile, respectively, of the average daily room rates of all hotels in the markets in which the hotels operate.

  The following graph illustrates REVPAR growth for the nine months ended September 30, 1997 over the comparable period for the prior year for hotels in the United States, in the Pacific Region and for the Company:

                (For the nine months ended September 30, 1997)

                      [REVPAR GROWTH GRAPH APPEARS HERE]


       TOTAL U.S.            PACIFIC REGION          SUNSTONE (1)
       ----------            --------------          ------------

          5.3%                     8.9%                  14.0%


                 Source: Smith Travel Research and the Company
--------
(1) Non-renovation hotels

  The following graph illustrates the profitability of the United States lodging industry between 1982 and 1996, and as projected for 1997, 1998 and 1999:

                   Lodging Industry Profitability 1982-1999P


              [LODGING INDUSTRY PROFITABILITY GRAPH APPEARS HERE]

1982   1983   1984   1985   1986   1987   1988   1989   1990   1991   1992   1993   1994   1995   1996   1997P   1998P   1999P
----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----   -----   -----

 2.5    1.9    1.7    0.1   -0.9   -1.1   -1.3   -2.1   -5.7   -2.8    0.0    2.4    5.5    8.5   12.5   13.7     16.4    19.4



            Source: Smith Travel Research; Coopers & Lybrand L.L.P.

     The Company. Sunstone Hotel Investors, Inc. ("Sunstone" or the "Company") is a leading self-administered equity real estate investment trust ("REIT") that owns upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States (the "Primary Region"). The hotels operate primarily under national franchises that are among the best respected and most widely recognized in the lodging industry, including brands affiliated with Holiday Hospital Corporation, Marriott International, Inc. and Promus Hotel Corporation. As of November 7, 1997, the Company owned 51 hotels, 40 of which were acquired and one of which was developed subsequent to the Company's initial public offering (the "Initial Public Offering") in August 1995. The majority of the Company's hotel portfolio consists of full service and upscale extended stay properties (approximately 83%) with the remainder of the Company's portfolio consisting of mid-price, limited service properties located primarily in markets where significant barriers exist for new competitive supply.

     Geographically, 36% of the Company's portfolio is located in the Pacific Coast states of California, Oregon and Washington, where California's much improved economic fundamentals have given a boost to the hotel industry and where population growth currently exceeds all other regions of the United States. Additionally, 45% of the Company's portfolio is in the Mountain states, which according to the U.S. Census Bureau, posted the fastest population growth in the country in 1995 and 1996.

     Sunstone is a self-administered REIT whose hotel operating strategy emphasizes a commitment to increase market share at each of its hotels. The Company is able to achieve this increase in market share through an expansion of a strong base of direct sales and marketing with emphasis on repeat customers. The Company is able to increase its customer base by providing a high level of guest satisfaction, high-quality facilities and quality food and beverage services though its program of subleasing its food and beverage operations to national and regional restaurant chains.

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

     Management believes that recent demand increases have resulted primarily from an improved economic environment in the Company's markets and a corresponding increase in business travel, as well as favorable demographic factors. However, in spite of increased demand for rooms, the room supply growth rate has generally not kept pace with the growth in demand in most of the markets in which the Company owns hotels. This supply and demand imbalance is significantly greater in the Pacific Coast states where the Company currently emphasizes its acquisition focus. Management believes that this lag in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for hotels in the markets in which the Company operates, more stringent requirements for obtaining financing for new hotel construction and the availability of existing properties for sale at a significant discount to their replacement cost. The Company expects this supply and demand imbalance, particularly in the Pacific Coast, to continue, which should result in improved REVPAR for its hotels, and consequently, lease revenue to the Company in the near term.

     The Company's operating strategy is to increase REVPAR by increasing average daily rate ("ADR") and occupancy. This strategy has been implemented by replacing certain discounted group business with higher-rate group and transient business and by selectively increasing room rates. The Company has been successful in this strategy because of (i) the relatively high occupancy rates at certain of its hotels, (ii) the success of the Company's superior marketing strategy implemented at each acquired hotel, and (iii) the effects of repositioning recently acquired hotels as high-quality properties with strong national franchises through the Company's redevelopment and rebranding program. As a result of the Company's operating strategy, on a comparable basis, REVPAR for the 25 hotels owned by the Company that did not undergo renovation during the third quarter of 1997 increased approximately 10.1% over the corresponding quarter of 1996.

     The Kahler Acquisition. On October 15, 1997, the Company completed the acquisition of all the outstanding capital stock of Kahler Realty Corporation ("Kahler") from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. (collectively, "Westbrook"). The purchase price of this acquisition (the "Kahler Acquisition") was funded with proceeds from the Company's recently completed public offering and with borrowings under its $200 million unsecured line of credit. The purchase price consisted of approximately $63.8 million in cash, $25.0 million in newly issued preferred stock, $32.0 million of newly issued common stock, $201.2 million of assumed debt and certain other costs. Additionally, concurrent with the closing of the Kahler Acquisition, the Company acquired the third-party ownership interests in three Kahler hotels that were previously partially owned by Kahler: the 220-room University Park Hotel in Salt Lake City, Utah (76% third-party ownership interest) and the 114-room Residence Inn and 333-room Provo park Hotel in Provo, Utah (50% third-party ownership interest), for a total of $14.3 million in cash. Prior to the acquisition, Kahler owned and operated 17 hotels with an aggregate of 4,255 rooms.

     Nine of the Kahler Hotels are operated independently without a brand affiliation while the balance are currently operated under Hilton, Holiday Inn, Residence Inn, Sheraton franchises and other national franchises. The Company believes that there are significant opportunities for renovating, redeveloping, branding, rebranding and repositioning several of the Kahler Hotels that will provide an attractive return on investment, and has budgeted approximately $33.2 million for such activities. The Company believes that it can increase the revenue of the hotels and its return on investment by branding the nine independent Kahler Hotels and rebranding several of the other Kahler Hotels.

     The Kahler Hotel portfolio includes 17 hotels with 4,255 rooms, principally in two markets, the Mountain Region states of Utah, Idaho, Montana and Arizona (11 hotels) and Rochester, Minnesota (four hotels). The largest number of rooms are concentrated in Rochester, Minnesota, with four hotels and 1,329 rooms, three of which are connected by an underground walkway to the headquarters of the internationally renown Mayo Clinic, and in the Salt Lake City area of Utah, host of the 2002 Winter Olympic Games, with six hotels and 1,509 rooms. The Company may sell or exchange two of the Kahler Hotels, one in Texas and one in West Virginia, as they are inconsistent with the Company's geographic focus.

     The Kahler Acquisition is consistent with the Company's growth strategy of acquiring hotels with upside potential in its Primary Region within the western United States. The Company believes that the Kahler Acquisition is attractive because the Kahler Hotel portfolio (i) contains primarily underperforming full service hotels with significant opportunities for renovation, redevelopment, repositioning and rebranding, (ii) includes the largest number of rooms under common management in Rochester, Minnesota, and a significant concentration of hotel rooms in the Salt Lake City area of Utah, which the Company believes will enable it to be a leader in pricing and to achieve economies of scale in its operations, (iii) includes the Rochester, Minnesota, hotels that service the Mayo Clinic, which recently announced an 850,000 square foot expansion, (iv) creates an alliance with Westbrook through its equity ownership and Board representation in the Company, which the Company believes will result in additional hotel acquisition opportunities and (v) is being purchased at a significant discount to replacement cost.

Results of Operations of the Company

Comparison of the Quarter Ended September 30, 1997 and 1996

     For the third quarter ended September 30, 1997, net income increased 195% to $5.9 million from $2.0 million, and on a per-share basis increased 26.1% to $0.29 per share from $0.23 per share for the corresponding quarter of 1996. Revenues increased $7.9 million, or 184%, to $12.2 million from $4.3 million for the third quarter of 1997. The increase in revenues is substantially attributable to the execution of the Company's external growth strategy, as well as increases in REVPAR of both continuously owned and recently acquired hotels.

     External Growth. During the third quarter of 1997, the Company acquired four hotels comprising 585 rooms for purchase prices aggregating approximately $37.8 million resulting in $119.0 million of hotel acquisitions for the nine months ended September 30, 1997. For the last twelve months ended September 30, 1997, the Company acquired 14 hotels with 2,656 rooms for purchase prices aggregating approximately $124.6 million, which contributed $5.2 million of the $7.9 million increase in revenues. On October 15, 1997, the Company completed the Kahler Acquisition, which included 17 hotels with an aggregate of 4,255 rooms.

     Internal Growth.   On a same-unit-sales basis, overall, the Company posted
a 10.4% REVPAR increase for the entire portfolio for the third quarter of 1997 as compared to the corresponding quarter of 1996. REVPAR for the non-renovation hotels increased by 10.1% over the third quarter of 1996, from $50.96 to $56.13. For comparative purposes, for the nine months ended September 30, 1997, the nationwide lodging industry REVPAR growth for the upscale and mid-price hotel segments, the segments which are most representative of the Company's hotels, were 4.5% and 4.9%, respectively, according to Smith Travel Research. The 10.1% increase in REVPAR was driven by a 8.6% increase in ADR, from $67.55 to $73.37, and an approximately one percentage point increase in occupancy, to 76.5%. The strong performance of the Company's hotel portfolio in the third quarter of 1997 was not only due to the results of the Company's recently redeveloped hotels, but also due to the internal growth of a number of continuously owned hotels as indicated in the following table.

       The Company's Leading REVPAR Performers for Third Quarter of 1997

                                                               REVPAR
                                                     ---------------------------
               Hotel                          Rooms   1996     1997    % Change
               -----                          -----  -------  -------  ---------
Courtyard by Marriott -- Fresno, California    116    $42.28   $51.84    22.6%
Doubletree Hotel -- Santa Fe, New Mexico       213     46.97    60.15    28.1
Holiday Inn -- La Mirada, California           289     35.74    44.22    23.7
Hampton Inn -- Oakland, California             152     47.41    59.17    24.8
Hampton Inn -- Silverthorne, Colorado          160     35.95    44.14    22.8

     REVPAR for the third quarter of 1997 for the four 1996-renovation hotels (which were undergoing renovation during the third quarter of 1996) increased 74.9% over the corresponding quarter of 1996.

     REVPAR for the third quarter of 1997 for the five 1997-renovation hotels (which were undergoing renovation during the third quarter of 1997) decreased 12.5% over the corresponding quarter of 1996, a period during which these hotels were not undergoing renovation. The net effect of renovations on room revenues for these nine hotels was an increase in REVPAR of 11.1% over the prior year.

     The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three and nine months ended September 30, 1997.

                         Selected Financial Information

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                -------------------   -------------------
                                  1997       1996       1997       1996
                                --------   --------   --------   --------
Same-unit-sales Analysis
ALL HOTELS:
Occupancy                          73.5%      72.8%      70.8%      69.9%
ADR                              $72.10     $65.88     $69.08     $64.43
REVPAR                           $52.97     $47.97     $48.92     $45.02
REVPAR Growth                      10.4%                  8.7%

NON-RENOVATION HOTELS (1):
Occupancy                          76.5%      75.4%      75.2%      72.9%
ADR                              $73.37     $67.55     $70.22     $65.55
REVPAR                           $56.13     $50.96     $52.82     $47.81
REVPAR Growth                      10.1%                 10.5%

RENOVATION HOTELS (2):
Occupancy                          64.2%      62.7%      63.4%      64.5%
ADR                              $62.92     $58.01     $65.68     $61.97
REVPAR                           $40.40     $36.36     $41.65     $39.98
REVPAR Growth                      11.1%                  4.2%

________________________________________________________________________________
(1) Non-renovation hotels are those hotels that had minor or no expenditures for renovation during the respective periods of 1997 and 1996.

(2) Includes the five hotels undergoing renovation in the third quarter of 1997 and the four hotels undergoing renovation in the third quarter of 1996.

     Interest expense and amortization of financing costs increased to $1,218,000 from $218,000, and real estate and personal property taxes and insurance increased to $1,071,000 from $191,000, for the third quarter of 1997 compared to the corresponding quarter of 1996. These increases are attributable to the growth of the Company's hotel portfolio to 34 hotels in the third quarter of 1997 compared to 20 hotels in the corresponding quarter of 1996. Acquisitions are typically initially financed with debt contributing to the increase in interest expense.

     Renovations, Rebranding and Upgrades. Sunstone continued to implement its strategy of renovating, rebranding and repositioning its recently acquired hotel assets and, during the third quarter of 1997, completed three franchise conversions and upgrades bringing the total number of franchise conversions and upgrades to 20.

     Holiday Inn Select--Renton, Washington. Upon the July 1997 completion of a $5.9 million extensive renovation of the exterior, restaurant , lobby meeting space and guest rooms, the Company upgraded the Renton Holiday Inn to a Holiday Inn Select, a brand primarily used by corporate business travelers. As part of the renovation, Sunstone added 38 rooms to the hotel. Because of strong demand in the local market and because of the significant improvement in product quality, management was able to immediately increase ADR by 42.0%, to $95.65 from the $67.38 1996 ADR.

     Holiday Inn & Suites--Price, Utah.   Also in July 1997, the Company
completed a $3.6 million renovation of the exterior, restaurant, lobby meeting space and guest rooms and rebranded the hotel in Price, Utah to a Holiday Inn & Suites from an economy-level franchise. Due to the renovation and the implementation of a focused sales and marketing program, management was able to immediately increase ADR by 25.7%, to $51.41 from the $40.89 1996 ADR.

     Holiday Inn Harbor View--San Diego, California.   In August 1997, the  $4.2
million extensive renovation of the exterior, lobby meeting space and guest rooms as well as the relocation of the restaurant and the addition of 16 rooms enabled Sunstone to immediately increase ADR by 9.2%, to $65.61 from the $60.10 1996 ADR. Additionally, after the expiration of certain group business contracts in December of 1997, management expects to increase ADR an additional $10, for an expected total ADR increase of 25.8%. The hotel is experiencing strong market demand and the improved product quality has enabled management to capitalize on revenue growth opportunities.

Results from renovations completed in June 1997 have also been strong and have positively affected third quarter results. REVPAR for the Courtyard by Marriott in Cypress, California (formerly a Ramada Inn), which underwent a $1.8 million renovation, was up 14.1% in August and September. REVPAR for the Comfort Suites in South San Francisco, California, which underwent a $2.5 million renovation, was up 15.3% in the third quarter over the corresponding period in the prior year.

Consistent with Sunstone's plan of a regular program of capital improvement, which the Company believes is essential to maintaining the competitiveness of its hotels and maximizing revenue growth, the Hampton Inn in Silverthorne, Colorado, underwent a $646,000 lobby renovation in June of 1997. REVPAR for the hotel was up 22.8% in the third quarter over the corresponding period in the prior year.

Sunstone continues to invest in future internal revenue growth and during the third quarter of 1997 was in the process of a $2.9 million major renovation of the exterior, restaurant, lobby meeting space and guest rooms to the Holiday Inn in Mesa, Arizona. During the third quarter, the Hampton Inn in Tucson, Arizona was also in the process of a $668,000 renovation of the lobby, meeting space and guest rooms and the Company was in the process of a competitive refurbishment of the Hampton Inn in Mesa, Arizona. These renovations will be completed in the fourth quarter of 1997.

Management believes that its internal growth strategy of improving each hotel's revenue performance by renovating, rebranding, and repositioning the asset not only has an immediate impact on financial performance, but also will create long term value and growth as well.

     Franchise Diversification and Seasonality. The Company has implemented a business strategy of franchise and geographic diversification. The Company generally believes that franchise affiliations provide advantages to certain hotels. Such advantages include brand recognition, access to national reservation systems, national direct sales efforts and national volume purchasing agreements, and technical and business assistance. The use of multiple franchise systems provides the Company with further diversification, less dependence on the continued popularity of one brand and less vulnerability to new requirements of any individual franchise affiliation. The Company expects to focus its franchise affiliations on nationally recognized upscale hotel chains. The following tables summarize certain information for the Company's hotels with respect to franchise affiliations and distribution of hotels throughout the western United States as of and for the periods indicated.

                            FRANCHISE AFFILIATIONS
            (As of and For the Nine months Ended September 30, 1997)


                       Number of    Lease      Percentage of          Percentage
Franchise Affiliation   Hotels     Revenues    Lease Revenues  Rooms   Of Rooms
---------------------  ---------  -----------  --------------  -----  ----------
Holiday Inns               13     $ 9,519,000        34.6%      2,045    38.7%
Hampton Inns                8       6,919,000        25.2       1,063    20.1
Marriott - Courtyard
  and Residence Inn         6       5,279,000        19.2         891    16.8
Hawthorn Suites (1)         2       2,339,000         8.5         453     8.6
Comfort Suites              1       1,404,000         5.1         166     3.1
Doubletree Hotels           1       1,008,000         3.7         213     4.0
Independent                 3       1,008,000         3.7         459     8.7
                           --     -----------       -----       -----   -----
                           34     $27,476,000       100.0%      5,290   100.0%
                           ==     ===========       =====       =====   =====

________________________________________________________________________________
(1) Includes the Sacramento, California, hotel which will be rebranded as a Hawthorn Suites upon completion of renovation which is expected to occur in the fourth quarter of 1997.


                             FRANCHISE AFFILIATIONS
                             As of November 7, 1997

Franchise Affiliation /(1)/      Number of Hotels   Rooms   Percentage of Rooms
---------------------------      ----------------   -----   -------------------
Holiday Inn                              18         2,819           29.5%
Marriott (2)                             13         2,441           25.7%
Kahler (3)                                2           965           10.1%
Hampton                                   8         1,063           11.1%
Hawthorn Suites (3)                       3           583            6.1%
Sheraton                                  1           295            3.1%
Hilton                                    1           351            3.7%
Independent                               3           649            6.8%
Comfort Suites                            1           166            1.7%
Doubletree Hotel                          1           213            2.2%
                                         --         -----          -----
     Total                               51         9,545          100.0%
                                         ==         =====          =====

________________________________________________________________________________
(1) Several of the other Kahler Hotels will likely be branded or rebranded, under either Marriott, Courtyard by Marriott, Holiday Inn Hotel & Suites or Holiday Inn brands. Certain of the Company's planned changes in franchise affiliations are included in this table. There can be no assurance that the Company will receive final approval from the applicable franchisor.

(2) Includes six hotels from the Kahler Acquisition with 1,390 rooms which the Company anticipates converting to various Marriott franchises. The Company has obtained approval of these new franchise licenses, subject to completion of renovations or improvements.

(3) Includes the Anaheim and Sacramento, California hotels which will be rebranded as Hawthorn Suites hotels upon completion of renovation and improvements which are expected to be completed in the fourth quarter of 1997.

                          GEOGRAPHIC DIVERSIFICATION
           (As of and For the Nine Months Ended September 30, 1997)


                                  Percentage of           Percentage
    State       Lease Revenues   Lease Revenues   Rooms    Of Rooms
-------------   --------------   --------------   -----   ----------
Arizona           $ 3,258,000          11.9%        647       12.2%
California         11,674,000          42.5       2,598       49.1
Colorado            5,267,000          19.2         736       13.9
New Mexico          1,008,000           3.7         213        4.0
Oregon              1,025,000           3.7         198        3.8
Utah                1,418,000           5.1         229        4.3
Washington          3,826,000          13.9         669       12.7
                  -----------         -----       -----      -----
Total             $27,476,000         100.0%      5,290      100.0%
                  ===========         =====       =====      =====


                          GEOGRAPHIC DIVERSIFICATION
                           (As of November 7, 1997)

                                               Percentage
                          Region       Rooms    Of Rooms
                     ---------------   -----   ----------
                       Mountain (1)    4,280       44.9%
                       Pacific (2)     3,465       36.3
                       Minnesota       1,329       13.9
                       Other (3)         471        4.9
                                       -----      -----
                       Total           9,545      100.0%
                                       =====      =====

________________________________________________________________________________
(1)  Includes Arizona, Colorado, Idaho, Montana, New Mexico and Utah.

(2)  Includes California, Oregon and Washington.

(3) The Company is considering the sale or exchange of the two Kahler Hotels located in Texas and West Virginia.

     The hotel industry is seasonal in nature and this seasonality is typically geographically and market specific. The effects of seasonality may be expected to cause significant quarterly fluctuations in the Company's Percentage Lease revenues and may change depending upon the locations and markets of additional hotels the Company acquires.

Liquidity and Capital Resources

     Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by operating activities to the Lessee will provide the necessary funds on a short and long term basis to meet such operating cash requirements. For the nine months ended September 30, 1997, the Company paid dividends and distributions totaling $15.1 million representing $0.25 per share, or per Partnership Unit, on a quarterly basis. On September 12, 1997, the Company declared a dividend payable on November 15, 1997 of $0.275 per share (or per Partnership Unit), representing an increase in the annual dividend to $1.10 per share (or per Unit), from $1.00 previously.

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

     The Company is currently engaged or has planned for the redevelopment and renovation of 20 of its recently acquired hotels (including the Kahler hotels) for an aggregate budgeted amount of approximately $48.2 million. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. The Company may acquire additional hotels and invest additional cash for renovations during 1997.

     Debt Financing. During the nine months ended September 30, 1997, the Company borrowed $73.4 million through its unsecured line of credit facility to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements.

     On October 15, 1997, the Company increased its unsecured revolving line of credit facility (the "Credit Facility") from $100 million to $200 million. The Credit Facility continues to accrue interest at LIBOR plus 1.80% per annum, has a two year term with a one-year extension option in favor of the Company and provides for a reduction in the interest rate margin if the Company's debt securities are rated by a national rating agency. The Credit Facility also requires that the Company provide collateral if the Company fails to satisfy certain financial covenants.

     The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company. However, because Messrs. Alter and Biederman and certain other limited partners of the Partnership would suffer adverse tax consequences if the Company's indebtedness were reduced below $18.6 million, the Company does not anticipate reducing its indebtedness under the Credit Facility below this amount. As of September 30, 1997, the Company had $32.7 million of unused credit on the $100 million revolving line of credit facility. As of November 7, 1997, the Company had $60.7 million of unused credit on its $200 million Credit Facility.

     Equity Financing.   During the nine months ended Septembver 30, 1997, the
Company raised $119.1 million in four follow-on, public equity offerings. In connection with the Kahler transaction, the Company raised an additional $155.1 million of public equity funds (net of underwriters' discount) in October and November of 1997. The Company has increased its hotel asset acquisition rate to approximately $441.0 million to date in 1997 compared to $82.9 million for all of 1996. Management believes that there will continue to be attractive acquisition opportunities for at least the next twelve months. Currently, the Company has $238.4 million remaining on its $525 million shelf registration. Management of the Company believes that its access to public equity funds will continue to be a viable source of funding its external growth strategy through 1998.

     During the nine months ended September 30, 1997, the Company issued approximately 217,000 Partnership Units for an aggregate value of $3.1 million in conjunction with the acquisition of hotel properties. The Company expects that the issuance of Partnership Units will continue to facilitate the acquisition of hotel properties.

     As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through use of the Credit Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth.

Funds From Operations (FFO)

     Management believes that FFO is one measure of financial performance of an equity REIT such as the Company. FFO (as defined by the National Association of Real Estate Investment Trusts) /(1)/ for the third quarter of 1997 grew by 166% to $9.3 million from $3.5 million, as indicated in the following table:

                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                     1997          1996
                                                  -----------   -----------
Income before minority interest                   $ 6,632,000   $ 2,287,000
Real estate related depreciation                    2,700,000     1,211,000
                                                  -----------   -----------
      Funds from operations                       $ 9,332,000   $ 3,498,000
                                                  ===========   ===========

Weighted average number of partnership
  units outstanding                                23,034,454    10,048,990

________________________________________________________________________________
(1) Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITS and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

The Lessee

     For a discussion of the Lessee's revenue operations, see "Results of Operations of the Company." For the third quarter of 1997, the Lessee reported net income of $332,000. As of September 30, 1997, the Lessee had a net working capital deficit of $3.3 million improved from a $3.9 million deficit as of December 31, 1996. The Lessee has $1.5 million of availability on its working capital line of credit. No amounts have been drawn on the line of credit. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

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

     Competition For Future Acquisitions. There will be competition for investment opportunities in mid-price and upscale hotels from entities organized for purposes substantially similar to the Company's objectives as well as other purchasers of hotels. The Company is competing for such hotel investment opportunities with entities which have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company prudently can manage. Competition may generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

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

     Development Risks. A component of the Company's growth strategy is to develop new hotels in markets where room supply and other competitive factors justify new construction or to purchase such hotels from unaffiliated developers after they have been completed. New project development will increase the Company's indebtedness and is subject to a number of other risks, including risks of construction delays or cost overruns, the risk that required zoning, occupancy and other governmental permits might not be obtained, and the risk that projects might not be completed. Additional risks of development projects include the risks associated with effectively marketing a hotel in order to ramp up occupancy at projected room rates after the hotel has been opened. Any failure to complete a development project in a timely manner and within budget or to ramp up occupancy after completion of the project could have a material adverse effect on Cash Available for Distribution.

Total Dependence on the Lessee and Payments under the Percentage Leases

     Certain tax rules relating to the qualification of a REIT prohibit the Company from operating hotels. Therefore, the Company enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Company based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee's being unable to pay rent at the higher tier level necessary for the Company to fund distributions to stockholders because payment of base rent alone is insufficient for such purposes. In the event that all or a portion of such higher tier rent is not received by the Partnership, the Company may not be able to make such distributions to its stockholders. There can be no assurance that the Company will receive such higher tier rent from the Lessee or that the Lessee will even be able to pay base rent. The Lessee controls the daily operations of the hotels under the Percentage

Leases, which have non-cancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its Initial Public Offering and because Mr. Alter and Mr. Biederman own significant Units in the Partnership and options to acquire Common Stock of the Company, and therefore have an incentive to cause the Lessee to maximize rents. Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee will have only nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases. Mr. Alter and Mr. Biederman have entered into an agreement (the "Third Party Pledge Agreement") whereby the obligations of the Lessee under the Percentage Leases are secured with a pledge of Mr. Alter's and Mr. Biederman's Units in the Partnership equal in value to four months of initial base rent for each hotel. The Third Party Pledge Agreement will be amended, however, to limit the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned. The Third Party Pledge Agreement has been amended, however, to limit the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number Mr. Alter owns. This may limit the Company's ability to recover in full for any claims it may have against the Lessee for defaults under the Percentage Leases. The amendment to the Third Party Pledge Agreement also subordinated the Company's lien on the majority of Mr. Alter's Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of a significant portion of Mr. Alter's Units. The obligations of the Lessee under the Percentage Leases are not secured by any additional security deposits or guarantees by third parties.

Multiple-Hotel Acquisition Risks

     The Company has increasingly emphasized and intends to continue to emphasize acquisitions of multiple hotels in a single transaction in order to reduce acquisition expenses per hotel and enable the Company to more rapidly expand its hotel portfolio. Consistent with this emphasis, on October 15, 1997, the Company closed the Kahler Acquisition which almost doubled the Company's room total. Multiple-hotel acquisitions, such as the Kahler Acquisition, are, however, more complex than single-hotel acquisitions and the risk that a multiple-hotel acquisition will not close may be greater than in a single-hotel acquisition.

     Such portfolio acquisitions, whether by stock or asset purchase, may also result in the Company owning hotels in geographically dispersed markets. For instance, several of the Kahler Hotels are located in areas geographically removed from the Company's Primary Region. This geographic diversity will place significant additional demands on the Company's ability to manage such operations. In addition, the Company's costs for a hotel portfolio acquisition that does not close are generally greater than for an individual hotel acquisition which does not close. If the Company fails to close multiple-hotel acquisitions, its ability to increase Cash Available for Distribution will be limited. Another risk associated with multiple-hotel acquisitions is that a seller may require that a group of hotels be purchased as a package, even though one or more of the hotels in the package does not meet the Company's investment criteria. In such cases, the Company may purchase the group of hotels with the intent to re-sell those which do not meet its criteria. It is anticipated that any hotel acquired in the Kahler Acquisition that does not fit geographic or operating parameters of the Company may be sold or exchanged, including the Kahler Hotels located in Texas and West Virginia. In such circumstances, however, there can be no assurance as to how quickly the Company could sell or exchange such hotels or the terms on which they could be sold or exchanged.
Such hotels might reduce Cash Available for Distribution if they operate at a loss during the time the Company owns them, or if the Company sells them at a loss. In addition, any gains on the sale of such hotels within four years of the date of acquisition may be subject to a 100% tax.

     The Company may finance multiple-hotel acquisitions by issuing shares of Common Stock or Units in the Partnership which are convertible into Common Stock. Such issuances may have an adverse effect on the market price of the Common Stock.

Failure to Manage Rapid Growth; Failure to Successfully Integrate Kahler

     To successfully implement its acquisition strategy, the Company must integrate the hotels acquired since the Initial Public Offering and any other subsequently acquired hotels into its existing operations. Since the closing of the Initial Public Offering, the Company's portfolio of hotel properties has increased dramatically. During such period, the Company also entered geographic markets where it previously did not have any properties. As a result, the consolidation of functions and integration of departments, systems and procedures of acquired properties with the Company's existing operations presents a significant management challenge, and the failure to integrate such properties into the Company's management and operating structures could have a material adverse effect on the results of operations and financial condition of the Company.

     The Kahler acquisition will place significant demands on the Company's management and other resources. There can be no assurances that the Kahler Hotels and other business operations can be integrated successfully, that there will be any operating efficiencies between the hotels or that the combined business can be operated profitably. The failure to integrate and operate Kahler successfully could have a material adverse effect on the Company's business and future prospects. Also, certain of the Kahler Hotels are in the same geographic regions as those of the Company and may, therefore, compete with hotels of the Company. There can be no assurance that the Kahler Acquisition will not adversely affect the operations, revenues or prospects of the Company's other hotels located in such geographic areas.

Geographic Concentration of Kahler; New Markets

     The concentration of four Kahler Hotels with 1,329 rooms in Rochester, Minnesota and six Kahler Hotels with 1,509 rooms in and around the Salt Lake City area of Utah, makes Kahler dependent on factors such as the local economy, local competition, increases in local real and personal property tax rates and local catastrophes. The results of operations of the Kahler Hotels in Rochester, Minnesota, are also dependent on the level of demand generated by the Mayo Clinic for hotel accommodations by patients and by medical conferences organized by the Mayo Clinic. Significant disruption in these local markets that result in decreased operating performance of these hotels will have a material adverse effect on the Company's results of operations and Cash Available for Distribution.

     In connection with the Kahler Acquisition, the Company will expand its operations beyond the Primary Region into Minnesota, Texas and West Virginia. The Company may make other selective acquisitions in markets outside of the Primary Region from time to time should the appropriate opportunities arise.
The Company's historical experience is in the Primary region, and it is possible that the Company's expertise in the Primary Region may not assist it in operating either the Kahler Hotels located in Rochester, Minnesota or any other hotels that the Company operates or may operate in the future outside of the Primary Region. In such event, the Company may be exposed to, among others, risks associated with (i) a lack of market knowledge and understanding of the local economy, (ii) an inability to access land and property acquisition opportunities, (iii) an inability to obtain construction tradespeople and (iv) an unfamiliarity with local governmental procedures.

Conflicts of Interest Between the Company and Certain Officers and Directors

     Because of Mr. Alter's and Mr. Biederman's ownership in and positions with the Company and the Lessee and Mr. Alter's ownership of the Management Company, there are inherent conflicts of interest between the Lessee and the Company in the leasing, acquisition, disposition, operation and management of the Company's hotels. Accordingly, the interests of stockholders may not have been, and in the future may not be, reflected fully in all decisions made or actions taken by the officers and directors of the Company. In the event revenues from the Company's hotels increase significantly over prior periods and operating expenses with respect thereto are less than historical or projected operating expenses, the Lessee could disproportionately benefit. In addition, there may be conflicts of interest in connection with the sale of certain hotels. Unrealized gain from the sale to the Company of certain hotels in connection with its Initial Public Offering is specially allocated to Mr. Alter and Mr. Biederman and any sale of such hotels by the Partnership may cause adverse tax consequences to them. In addition, the reduction of mortgage indebtedness by the Partnership at any time below certain levels would create adverse tax consequences to Mr. Alter and Mr. Biederman. These conflicts may result in decisions relating to the sale of certain hotels and/or the incurrence or repayment of indebtedness which do not reflect solely the interests of the Company and the stockholders. In addition, the Company will generally be required under the Percentage Leases to pay a lease termination fee to the Lessee if the Company elects to sell a hotel and not replace it with another hotel. The payment of a termination fee to the Lessee, which is owned by Mr. Alter and Mr. Biederman, may also result in decisions regarding the sale of a hotel which do not reflect solely the interests of the Company and its stockholders.

Reliance on Mr. Alter and Other Key Personnel

     The Company's future success and its ability to manage future growth depends in large part upon the efforts of its senior management and its ability to attract and retain key executive officers and other highly qualified personnel. In particular, the Company places substantial reliance on the hotel industry knowledge and experience and the continued services of Robert A. Alter, the Company's Chairman and President. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Accordingly, there can be no assurance that the Company's senior management will be able to successfully execute or implement the Company's growth and operating strategies. In addition, the loss of Mr. Alter's services or the Company's inability to attract and retain highly qualified personnel may adversely affect the operations of the Company and Cash Available for Distribution.

Hotel Industry Risks

     Operating Risks and Competition. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. In addition, the Company's hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Company's hotels. Hotel industry risks include, among other things, competition from other hotels; over-building in the hotel industry which has adversely affected occupancy ADR and REVPAR increases in operating costs due to inflation and other factors, which may not necessarily be offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels owned by the Company; increases in energy costs and other expenses of travel, and adverse effects of general and local economic conditions. These factors could decrease room revenues of the hotels and adversely affect the Lessee's ability to make payments of rent under the Percentage Leases to the Company, and therefore reduce Cash Available for Distribution.

     Seasonality of Hotel Business and the Company's Hotels. The hotel industry is seasonal in nature. Generally, revenues for the Company's hotels are greater in the first and third quarters than in the second and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the Company's Percentage Lease revenues which may be insufficient to provide all of the Cash Available for Distribution necessary to pay dividends in a given quarter.

     Increased Competition Resulting From Overbuilding. The hotel industry has historically experienced cycles of overbuilding in certain geographic markets and product segments. Such overbuilding increases competition for hotel guests, resulting in lower occupancies and lower ADRs, thereby reducing the profitability of the hotels affected by the increased competition. While the Company's investment strategy is to acquire underperforming hotels or hotels where there are significant barriers to entry, there can be no assurance that the current hotel development activities, particularly in the Company's limited service segment, will not create additional significant competition for the Company's hotels. Such increased competition would reduce the revenue generated by the Lessee, thus reducing percentage rent paid to the Company and Cash Available for Distribution.

Impact of Increased Operating Costs and Capital Expenditures

     Hotels in general, including the Company's hotels, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. In this regard, the Company may spend significant dollars renovating, repositioning or rebranding a number of the Kahler Hotels to maximize financial performance; however, the Company is unable to estimate the amounts to be expended at this time. In addition, the franchise agreements under which the Company's hotels are operated impose specified operating standards and may permit the franchisor to condition the continuation of a franchise agreement on the completion of capital improvements.

Under the terms of the Percentage Leases, the Company is also obligated to pay the cost of certain capital expenditures at its hotels and to pay for furniture, fixtures and equipment. The ability of the Company to fund these and other capital expenditures and periodic replacement of furniture, fixtures and equipment will depend in part on the financial performance of the Lessee and the hotels. If these expenses exceed the Company's estimate, the additional expenses could have an adverse effect on Cash Available for Distribution. Furthermore, any inability or failure to fund these expenditures could have a material adverse effect on occupancy rates, ADRs and REVPAR and may constitute a breach under the franchise agreements.

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

Franchise Risks

     Forty Company's hotels are operated pursuant to franchise or license agreements and additional hotels may be, including seven of the Kahler Hotels, or become subject to franchise arrangements. The Lessee will hold the franchise or license agreements for the hotels and will be responsible for complying with the terms of these agreements. Such franchise or license arrangements are often helpful in providing marketing services and room reservations to hotels, but these arrangements also impose financial obligations on hotels generally related to maintaining the condition of hotels and the payment of franchise fees. Continuation of such franchises is subject to specified operating standards and other terms and conditions. Franchisors periodically inspect franchised hotels to confirm compliance. In addition, franchisors may require the Company to fund significant capital improvements to the hotels in the future to maintain such franchises. The failure of a franchisee to maintain standards or adhere to terms and conditions imposed by the franchisor may result in the loss of a license or termination of the franchise or damages as a result of the breach.
It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements or replacements of furniture, fixtures and equipment which the Board of Directors determines are too expensive or otherwise unwarranted in light of general economic conditions or operating results or prospects of the affected hotel. The loss of a franchise could have a material adverse effect upon the operation, financing or value of the hotel subject to the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems. There can be no assurance that an alternative franchise arrangement can be obtained or that significant expenditures might not be imposed as a condition to obtaining a new franchise. The loss of a franchise for one or more of the hotels could have a material adverse effect on the Company's revenue under the Percentage Leases and Cash Available for Distribution to its stockholders.

Dependence on Acquisitions to Increase Cash Available for Distribution

     The Company's success in implementing its growth plan will depend significantly on the Company's ability to acquire additional hotels at attractive prices. After the ramp-up of certain of the hotels which were recently redeveloped or renovated and repositioned or which are expected to be redeveloped or renovated and repositioned in the near future, internal growth in ADR and occupancy for the hotels is not expected to provide as much growth in Cash Available for Distribution as will acquisition of additional hotels. However, since the Company intends to borrow funds to purchase, redevelop or renovate and reposition hotels, the Company will be subject to the risks associated with increased indebtedness, such as paying debt service even if cash flow from such additional hotels is not sufficient to cover such costs.

Failure to Maintain REIT Status

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

Ownership Limitation Resulting in Loss of REIT Status

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

Earnings and Profits Distribution Risk

     In order to preserve the Company's status as a REIT, the accumulated earnings and profits of Kahler from its inception in 1917 must be eliminated by way of a distribtuion prior to December 31, 1997. Prior to the Kahler Acquisiton, Kahler made a distribution to the West rook Funds in the amount of such earnings and profits, approximately $28.5 million, as certified by Kahler's auditors and reviewed by the auditors for the Company. The certification of the earnings and profits is based on certain assumptions and is not binding on the Internal Revenue Service (the "IRS"). There can be no assurance that the IRS will not successfully assert that the earnings and profits of Kahler exceeded the amount so certified, which may in turn result in the Company being disqualified as a REIT.

     The Company has applied for a ruling from the IRS that the above-described distribution to the Westbrook Funds depleted the historical earnings and profits of Kahler. However, the can be no assurance that a favorable ruling will be issued or that such ruling will be issued during 1997. If a favorable ruling is not issued prior to December 31, 1997, the Company will, on or before December 31, 1997, make an additional distribution to its shareholders sufficient to eliminate such earnings and profits, which could be as much as $28.5 million. The Company would be required to incur debt or issue additional stock in order to fund any such distribution, which in either event will have a material adverse effect on the per-share financial performance of the Company, incapable of quantification at this time. In addition, if the Company becomes obligated to make such additional distribution but fails to do so, such failure may result in the Company being disqualified as a REIT.

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

Possible Liability Relating to Environmental Matters

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly remediate such substances when present, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos containing materials in the event of demolition or certain renovations or remodeling and govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks also are regulated by federal and state laws.

Distribution of Substantially All of Cash Available for Distribution; Distributions Include Return of Capital

     Consistent with the Company's practice of acquiring properties in need of renovation or redevelopment, the Company's annual distributions to stockholders have constituted a high percentage of the Company's Cash Available for Distribution. If this continues, the Company will retain little or no cash from the rent payments under the Percentage Leases, and expenditures for additional acquisitions or future capital improvements would have to be funded from borrowings, or from proceeds from the sale of assets (including the hotels) or debt or equity securities. In addition, a percentage of the estimated annual distribution has constituted a return of capital rather than a distribution of retained earnings. Consequently, there is a risk that the distribution rate has been set too high and may not be sustainable.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 14, 1997.


                                      SUNSTONE HOTEL INVESTORS, INC.


                                      By: /s/ Robert A. Alter
                                          ---------------------------
                                          Robert A. Alter
                                          President, Secretary and
                                          Chairman of the Board of Directors

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

EXHIBIT
  NO.                            DESCRIPTION
  ---                            -----------
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

 3.5           Articles of Amendment of the Company, as filed with the State
               Department of Assessments and Taxation of Maryland on May 2,
               1997, filed as Exhibit 3.5 to the Company's Current Report on
               Form 10-Q/A for the quarter ended June 30, 1997 and incorporated herein by this reference.

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

10.1.7         Seventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of September 10, 1996, filed as
               Exhibit 10.1.7 to the Company's Registration Statement No. 333-
               07685 and incorporated herein by this reference.

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

10.1.10        Tenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 17, 1997, filed as
               Exhibit 10.1.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.11        Eleventh Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of January 31, 1997, filed as
               Exhibit 10.1.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.12        Twelfth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of December 31, 1996, filed as
               Exhibit 10.1.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.1.13        Thirteenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of May 28, 1997, filed as Exhibit
               10.1.13 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 and incorporated herein by this reference.

10.1.14*       Fourteenth Amendment to First Amended and Restated Agreement of
               Limited Partnership dated as of August 28, 1997.

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

10.2.6 Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel
               Properties, Inc., as lessee, for the Holiday Inn Hotel located in Craig, Colorado, filed as Exhibit 10.2.6 to the Company's 1995 10-
               K and incorporated herein by this reference.

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

10.2.12        Lease Agreement dated February 2, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Cypress Inn Hotel located in Clackamas, Oregon, filed as Exhibit 10.2.12 to the Company's Quarterly
               Quarter 1996 10-Q for the quarter ended March 31, 1996 and incorporated herein by this reference.

10.2.13        Lease Agreement dated February 2, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Cypress Inn Hotel located in Kent, Washington, filed as Exhibit 10.2.13 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by this reference.

10.2.14        Lease Agreement dated February 2, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Cypress Inn Hotel located in Poulsbo, Washington, filed as Exhibit 10.2.14 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by this reference.

10.2.15        Lease Agreement dated February 2, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Cypress Inn Hotel located in Portland, Oregon, filed as Exhibit 10.2.15 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by this reference.

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

10.2.21        Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hampton Inn located in Tucson, Arizona.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.21 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
               June 30, 1997 and incorporated herein by this reference.

10.2.22        Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Mesa, Arizona.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.22 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
               June 30, 1997 and incorporated herein by this reference.

10.2.23        Lease Agreement dated October 29, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in Flagstaff, Arizona. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.23 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
               June 30, 1997 and incorporated herein by this reference.

10.2.24        Lease Agreement dated December 19, 1996 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Radisson Suites located in Oxnard, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.24 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
               June 30, 1997 and incorporated herein by this reference.

10.2.25        Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in San Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.26        Lease Agreement dated January 17, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Ramada Hotel located in Cypress, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.27        Lease Agreement dated March 10, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Hawthorne Suites Hotel located in Kent, Washington. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.28        Lease Agreement dated March 31, 1997 by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in La Mirada, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1997 and incorporated herein by this reference.

10.2.29        Lease Agreement dated May 6, 1997 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Fountain Suites located in Sacramento, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.29 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
               June 30, 1997 and incorporated herein by this reference.

10.2.30        Lease Agreement dated June 11, 1997 by and between Sunstone Hotel
               Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Ramada Plaza Hotel located in Old Town, San
               Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation
               S-K. The material differences between this Exhibit and Exhibit
               10.2 are set forth in the schedule filed as Exhibit 10.2.30 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 and incorporated herein by this reference.

10.2.31*       Lease Agreement dated July 17, 1997, by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Best Western located in Lynnwood, Washington. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.32*       Lease Agreement dated August 7, 1997, by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Holiday Inn located in San Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.33*       Lease Agreement dated August 7, 1997, by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Crystal Suites located in Anaheim, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
               The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

10.2.34*       Lease Agreement dated August 28, 1997, by and between Sunstone
               Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties,
               Inc., as lessee, for the Regency Plaza located in Los Angeles.
               Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

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

 10.12         Have been omitted
Through
 10.29

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

10.30.6 Amendment Number Six to Third Party Pledge Agreement effective as of August 10, 1996, filed as Exhibit 10.30.6 to the Company's
               Quarterly Report on Form 10-Q/A for the quarter ended June 30,
               1997 and incorporated herein by this reference.

10.30.7        Amendment Number Seven to Third Party Agreement effective as of
               October 29, 1996, filed as Exhibit 10.30.7 to the 1996 10-K and incorporated herein by this reference.

10.30.8        Amendment Number Eight to Third Party Agreement effective as of
               December 19, 1996, filed as Exhibit 10.30.8 to the 1996 10-K and incorporated herein by this reference.

10.30.9 Amendment Number Nine To Third Party Pledge Agreement effective as of January 17, 1997, filed as Exhibit 10.30.9 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1997 and incorporated herein by this reference.

10.30.10 Amendment Number Ten To Third Party Pledge Agreement effective as of March 10, 1997, filed as Exhibit 10.30.10 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1997 and incorporated herein by this reference.

10.30.11 Amendment Number Eleven To Third Party Pledge Agreement effective as of March 31, 1997, filed as Exhibit 10.30.11 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1997 and incorporated herein by this reference.

10.30.12 Amendment Number Twelve to Third Party Pledge Agreement effective as of May 6, 1997, filed as Exhibit 10.30.12 to the Company's
               Quarterly Report on Form 10-Q/A for the quarter ended June 30,
               1997 and incorporated herein by this reference.

10.30.13 Amendment Number Thirteen to Third Party Pledge Agreement effective as of June 11, 1997, filed as Exhibit 10.30.13 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
               June 30, 1997 and incorporated herein by this reference.

10.30.14*      Amendment Number Fourteen to Third Party Pledge Agreement
               effective as of July 17, 1997.

10.30.15*      Amendment Number Fifteen to Third Party Pledge Agreement effective as of August 7, 1997.

10.30.16*      Amendment Number Sixteen to Third Party Pledge Agreement
               effective as of August 7, 1997.

10.30.17*      Amendment Number Seventeen to Third Party Pledge Agreement
               effective as of August 28, 1997.

10.31          Revolving Credit Agreement dated as of May 1, 1997 among Sunstone
               Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New
               York Branch and Wells Fargo Bank, National Association, filed as
               Exhibit 10.31 to the Company's Current Report on Form 10-Q/A for the quarter ended June 30, 1997 and incorporated herein by this reference.

10.32          Stock Purchase Agreement among the Company, Westbrook Real Estate
               Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I,
               L.P. and Kahler Realty Corporation dated as of August 5, 1997, filed on August 14, 1997 as Exhibit 10.1 to the Company's Current
               Report on Form 8-K and incorporated herein by this reference.

27*            Financial Data Schedule

---------------
 *  Filed herewith.

(b) Reports on Form 8-K.

Current Report on Form 8-K dated July 7, 1997 with disclosure under Item 4 regarding a change in the Company's certifying accountants.

Current Report on Form 8-K dated August 13, 1997 with disclosure under Item 5 regarding the Company's acquisition of Kahler Realty Corporation.

Current Report on Form 8-K/A dated August 22, 1997 with disclosure under Item 5 regarding recent acquisitions by the Company and financial statements of the Company and the businesses acquired for various periods during 1996 and 1997.