Form 10-K
period 1997-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1998-03-13
CIK 930600

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                               -------------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

         Indicated by a check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price on New York Stock Exchange on February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $566,643,000.

         As of February 27, 1998, there were 37,503,851 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held April 17, 1998.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                     PART I

                                                                               Page
                                                                               ----
ITEMS 1 & 2.      BUSINESS AND PROPERTIES........................................1

ITEM 3.           LEGAL MATTERS.................................................29

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........29

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...........................................30

ITEM 6.           SELECTED FINANCIAL DATA.......................................31

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...........................33

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................40

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...........................40

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............41

ITEM 11.          EXECUTIVE COMPENSATION........................................41

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT....................................................41

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................41

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K......................................................42

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

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

GENERAL

         Sunstone Hotel Investors, Inc. (the "Company") is a self-administered, equity real estate investment trust ("REIT") that owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Hilton Hotels Corporation, Holiday Hospitality Corporation, Marriott International, Inc. and Promus Hotel Corporation. As of February 27, 1998, the Company's portfolio consisted of 57 hotels with a total of 10,355 rooms, 46 of which were acquired and one of which was developed subsequent to the Company's initial public offering (the "IPO") in August 1995. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 75.4%) with the remainder of the Company's portfolio consisting of mid-price limited service properties primarily located in markets where significant barriers exist for new competitive supply.

         The Company's growth strategy is to maximize shareholder value by (i) acquiring underperforming and undercapitalized hotels that are in strong market locations with significant barriers to entry and (ii) improving such hotels' financial performance by renovating, redeveloping, rebranding and repositioning the hotels and through the implementation of focused sales and marketing programs.

         The Company's business strategy emphasizes a commitment to have market share increased at each of its hotels. This increase in market share is achieved through an expansion of a strong base of direct sales and marketing with an emphasis on repeat customers. Each hotel's customer base is increased by providing a high level of guest satisfaction, high-quality hotels and quality food and beverage services through its program of subleasing its food and beverage operations to national and regional restaurant chains.

         The Company's business strategy encompasses increasing revenue per available room ("REVPAR") by increasing average daily rate ("ADR") and occupancy. This strategy is typically implemented by replacing certain discontinued group business with higher-rate group and transient business and by selectively increasing room rates. Success with this strategy has been achieved primarily because of (i) the relatively high occupancy rates at certain of its hotels, (ii) the success of a superior marketing strategy implemented at each acquired hotel, and (iii) the effects of repositioning recently acquired hotels as high-quality properties with strong national franchises through the Company's redevelopment and rebranding program.

         While national in scope, success in the hospitality industry is measured among competition in local markets and is a street-corner-by-street-corner business. Management believes that its hotels are distinguished in their competing local hotel markets through the providing of high levels of guest service, with high-quality hotels combined with superior marketing practices. Based on data provided by Smith Travel Research, the Company believes that its portfolio of renovated and rebranded hotels consistently outperforms the industry's average year-over-year growth in revenues by a significant margin and has averaged 8.7% annual growth in REVPAR since 1991 for hotels owned under common management compared to 5.7% average REVPAR growth for the lodging industry as a whole.

OVERVIEW OF THE LODGING INDUSTRY

         The fundamentals of the lodging industry in the United States have improved significantly in each year since 1990. The industry as a whole generated record earnings in 1997, with industry-wide pre-tax profits of approximately $14.3 billion. This amount represented an increase of 14.4% from $12.5 billion in pre-tax profits in 1996, and represented the industry's fifth consecutive year of profitability. Coopers & Lybrand L.L.P. projects that industry profits will reach $18.6 billion per year in 1999.

         The REIT organizational structure has become increasingly important within the lodging industry. The total asset value of the lodging industry that is controlled by equity REITs has grown from $872.9 million in 1994 to over $21.1 billion as of February 1998 as measured by the aggregate book value of total assets, according to the National Association of Real Estate Investment Trusts.

         Demand and Supply. The industry's profitability has been fueled by five consecutive years in which the growth in demand for hotel rooms has exceeded the growth in room supply. Based on data from Smith Travel Research, industry-wide growth in total room demand exceeded the growth in total room supply by 2.7%, 3.0%, 3.3%, 1.4% and 0.8% in 1992, 1993, 1994, 1995 and 1996, respectively. This trend of demand exceeding supply continued in the Pacific Region (California, Oregon and Washington) in 1997, with total room demand exceeding total room supply by 0.6%, even though room supply exceeded room demand by 0.9% for the country as a whole during the same period.

         REVPAR. This favorable relationship between demand growth and supply growth has enabled the industry to increase REVPAR for the years 1991 through 1996. Based on data from Smith Travel Research, REVPAR for the industry as a whole grew 3.9%, 4.8%, 7.5%, 5.2% and 7.7% in 1992, 1993, 1994, 1995 and 1996,
respectively. For 1997, even though industry-wide growth in total room supply exceeded growth in room demand, REVPAR increased 5.3%. REVPAR for hotels in the Pacific Region, where approximately 40.9% of the Company's hotel rooms are located, grew by 8.2% during 1997, as compared to 5.3% for the industry as a whole. According to Coopers & Lybrand's Hospitality Directions, REVPAR for the industry is expected to increase by 3.9%, 3.5% and 3.7% in 1998, 1999 and 2000, respectively.

Luxury, Upscale and Mid-Price Segments

         The lodging industry as a whole, and the luxury, upscale and mid-price segments in particular, have benefited from a favorable supply and demand imbalance in the United States. The Company believes supply growth will continue to be limited - particularly in the markets that the Company focuses its acquisitions - in the luxury and upscale segment due to (i) the continued availability of hotel acquisition opportunities in most markets in which the Company acquires hotels at prices below replacement cost, (ii) the high relative cost of construction for hotels in this segment, and (iii) the long construction lead times in this segment.

         The following tables show historical and projected information with respect to the changes in the demand and the supply of hotel rooms in the United States, as well as the changes in REVPAR (1):

                                 1995         1996         1997       1998 (P)      1999 (P)
                             -------------------------------------------------------------------
         LUXURY:
         Demand                   1.6%         4.2%         3.2%         2.5%         2.7%
         Supply                   2.0          2.7          3.2          3.3          2.8
         REVPAR                   5.4          8.6          5.9          5.5          4.7

         UPSCALE:
         Demand                   1.8%         3.2%         3.7%         2.8%         2.8%
         Supply                   3.0          4.2          4.0          4.6          4.4
         REVPAR                   4.2          4.5          4.8          3.1          2.7

         MID-PRICE:
         Demand                   3.1%         2.5%         3.3%         2.9%         2.7%
         Supply                   1.9          3.9          4.4          4.5          3.9
         REVPAR                   5.9          5.7          4.6          3.1          3.0

----------
(1)  Source:  Coopers & Lybrand L.L.P., February 1998 U.S. Lodging Forecast.


         Management believes that demand increases at the Company's hotels have resulted primarily from an improved economic environment in the Company's markets and a corresponding increase in business travel, as well as favorable demographic factors. However, in spite of increased demand for rooms, the room supply growth rate has generally not kept pace with the growth in demand in some of the markets in which the Company owns hotels. This supply and demand imbalance currently exists in the Pacific Region where the Company currently emphasizes its acquisition focus. Management believes that this lag in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for hotels in the markets in which the Company operates, more stringent requirements for obtaining financing for new hotel construction and the availability of existing properties for sale at a discount to their replacement cost. The Company expects this supply and demand imbalance in the Pacific Region, to continue, which should result in improved REVPAR for its hotels, and consequently, lease revenue to the Company in the near term.

ORGANIZATION, INITIAL PUBLIC OFFERING AND GENERAL DEVELOPMENT OF BUSINESS

         The Company is a Maryland corporation which was formed on September 21, 1994. The Company completed its IPO on August 16,1995. The Company contributed all of the net proceeds of the IPO to Sunstone Hotel Investors, L.P. (the "Partnership") in exchange for approximately 82.5% aggregate equity interest in the Partnership. The Company conducts all its business through and is the sole general partner of the Partnership. As of February 27, 1998, the Company has a 94.8% aggregate equity interest in the Partnership.

         Since its IPO in August 1995 through February 27, 1998, the Company has:

         o acquired or invested in 46 hotels for an aggregate purchase price of $649.6 million, increasing the number of states in which the Company owns properties from five to 12;

         o increased the number of rooms in its hotel portfolio by over six times through acquisition, investment and development, from 1,328 rooms to 10,355;

         o completed $58.4 million in renovation and redevelopment to 27 hotels through December 31, 1997, and is currently, or will shortly begin, renovating and redeveloping another 26 hotels for an additional estimated aggregate cost of $62.2 million;

         o completed the development of one hotel for $7.6 million, and is currently, or will shortly begin, developing another five hotels for an additional estimated aggregate cost of $55.4 million;

         o increased funds from operations from $8.1 million on a pro forma basis after giving effect to the IPO in 1995 to $32.2 million on an historical basis in 1997, a compound annual increase of 75.9%, and increased FFO per share on the same basis from $1.05 in 1995 to $1.34 in 1997, a compound annual increase of 10.8%. FFO and diluted FFO per share for all periods presented herein have been calculated in accordance with the newly adopted Financial Accounting Standards Board Statement No. 128 directive to all public companies regarding the calculation of weighted average shares outstanding. The additional disclosure includes the potentially dilutive securities such as options, convertible preferred stock and operating Partnership units convertible into Common Stock;

         o increased REVPAR for all hotels during periods of non-renovation during 1997 by approximately 18.0% over the comparable period in 1996. According to Smith Travel Research, the lodging industry as a whole reported a 5.3% REVPAR increase during the year ended December 31, 1997;

         o increased the annualized quarterly dividend on its Common Stock twice, for an aggregate increase of approximately 20.0%, from an initial annualized quarterly dividend of $0.92 per share to the current annualized quarterly dividend of $1.10 per share;

         o entered into an alliance with Westbrook Partners L.L.C. ("Westbrook Partners") which includes representation on the Company's Board of Directors (the "Board") and an approximate 10.6% ownership interest in the Company;

         o raised approximately $407.8 million of equity capital through the sale of common stock in six follow-on offerings; and

         o increased availability under the Company's unsecured bank credit facility on four occasions, from $30.0 million to $300.0 million, and reduced its borrowing cost from an initial rate of LIBOR plus 2.75% per annum to as low as LIBOR plus 1.40% per annum, based upon the leverage of the Company.

         In order for the Company to qualify as a REIT under Federal income tax law, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases its hotels to Sunstone Hotel Properties, Inc., a Colorado corporation (the "Lessee"), pursuant to percentage leases (the "Percentage Leases") with initial terms of ten years, which provide for rent payments based principally on a percentage of room revenues of the hotels. The Lessee is owned by Robert A. Alter, Chairman and President of the Company, and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company. Certain management functions for the hotels including all finance and accounting responsibilities are provided by Sunstone Hotel Management, Inc., a Colorado corporation (the "Management Company"), pursuant to a management agreement between the Lessee and the Management Company for a fee equal to 1% to 2% of gross revenues of the hotels plus reimbursement of accounting costs. The Management Company is wholly-owned by Mr. Alter.

The Kahler Acquisition

         On October 15, 1997, the Company completed the acquisition of all the outstanding capital stock of Kahler Realty Corporation ("Kahler") from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. (collectively, "Westbrook") for an aggregate purchase price of approximately $372.3 million. The acquisition was a significant milestone for the Company. The purchase price of this acquisition (the "Kahler Acquisition") was funded with the net proceeds from the Company's public offering in October 1997, the assumption of Kahler debt, the issuance of common and preferred stock to Westbrook and with borrowings from its then $200.0 million unsecured revolving line of credit. Concurrent with the closing of the Kahler Acquisition, the Company acquired the third-party ownership interests in three Kahler Hotels (as defined below) that were previously partially owned by Kahler: the 220-room University Park Hotel in Salt Lake City, Utah (76% third-party ownership interest), and the 114-room Residence Inn and 333-room Provo Park Hotel in Provo, Utah (50% third-party ownership interest).

         The Kahler portfolio purchased by the Company consisted of 17 hotels with 4,255 rooms (the "Kahler Hotels"), principally in two markets, the Mountain region states of Utah, Idaho, Montana and Arizona (11 hotels) and Rochester, Minnesota (four hotels). The largest number of rooms owned by Kahler were concentrated in Rochester, Minnesota, with four hotels and 1,329 rooms, three of which are connected by an underground walkway to the internationally renowned Mayo Clinic, and in the Salt Lake City area of Utah, with six hotels and 1,509 rooms. Nine of the hotels are operated independently, while the balance are currently operated under Sheraton(R), Hilton(R), Holiday Inn(R), Residence Inn(R) and other national franchises. The Company has commenced an extensive renovation program and intends to brand or rebrand a number of the hotels, both of which the Company expects will increase its return on investment by increasing the revenues of the hotels.

         The Kahler Acquisition is consistent with the Company's growth strategy of acquiring hotels with upside potential within the western United States. The Company believes that the Kahler acquisition is attractive because the Kahler Hotel portfolio (i) contains primarily underperforming full service hotels with significant opportunities for renovation, redevelopment, rebranding and repositioning, (ii) includes the largest number of rooms under common management in Rochester, Minnesota, and a significant concentration of hotel rooms in the Salt Lake City area of Utah, which the Company believes will enable it to be a leader in pricing and to achieve economies of scale in its operations, (iii) includes the Rochester, Minnesota hotels that service the Mayo Clinic, which recently announced an 850,000 square foot expansion, (iv) creates an alliance with Westbrook partners through its equity ownership and Board representation in the Company, which the Company believes will result in additional hotel acquisition opportunities and (v) was being purchased at a significant discount to replacement cost.

Recent Acquisitions and Investments

         On December 30, 1997, the Company invested in a 126-suite Residence Inn by Marriott in Sacramento, California and a 144-suite Residence Inn by Marriott in San Diego, California from Ssang Young International, Inc. for approximately $13.5 million and $17.0 million, respectively.

         The Residence Inn by Marriott in Sacramento consists of six two-story buildings containing 20 guest rooms each. The hotel is located just north of downtown Sacramento, within five miles of the State Capitol, Old Sacramento and the Arco Arena. Hotel features include an exercise room, a meeting area, valet service, an outdoor swimming pool and spa and a SportCourt. Occupancy and ADR for the nine months ended September 30, 1997 were 91.6% and $94.64, respectively.

         The Residence Inn by Marriott in San Diego consists of 18 two-story buildings, a hearthroom, two meeting rooms, a pool and two spas, a barbecue area and a SportCourt. The hotel is centrally located to the Computer Science Corporation and Miramar Marine Corps Air Station. Occupancy and ADR for the nine months ended September 1997 were 92.1% and $96.35, respectively.

         On January 23, 1998, the Company purchased the Vacation Inn in San Diego, California located at the corner of Old Town and San Diego Avenues in the Old Town area of San Diego, approximately one and one-half blocks from the Company's Ramada Plaza Hotel for approximately $11.5 million. The Vacation Inn was constructed in 1987 and consists of three three-story buildings containing 124 guest rooms, including five suites. The hotel has an outdoor pool, approximately 1,250 square feet of meeting space in two meeting rooms and a lobby area suitable for serving a continental style breakfast. Throughout its existence, the hotel has had no franchise or reservation system affiliation.

         On January 27, 1998, the Company purchased the Residence Inn and the Fairfield Inn, developed on a single site in Santa Clarita, California located near the Six Flags Magic Mountain Amusement Park for approximately $16.5 million. The 90-unit Residence Inn consists of a single three-story building with several meeting rooms and an outdoor swimming pool. The 66-room Fairfield Inn consists of a single three-story building. Between the two hotels is a stand-alone meeting/conference building of approximately 1,500 square feet. The

Residence Inn occupancy and ADR for the year ended January 2, 1998 were 74.7% and $98.59, respectively. The Fairfield Inn occupancy and ADR since opening in September 1997 through January 2, 1998 were 77.1% and $69.57, respectively.

         On February 19, 1998, the Company purchased the 221-room Hilton Inn at the Civic Plaza Conference Center in Carson, California from KPOD, Ltd., PBA Partners, and DRAD Associates for $12.5 million. Strategically located off Interstate 405, the Hilton Inn is adjacent to the Carson Conference Center and a business center. The hotel is approximately ten years old and consists of a eight-story, interior corridor complex which features eight different meeting and banquet rooms, a cocktail lounge and restaurant and an outdoor heated pool and jacuzzi.

Increase in Line of Credit

         On January 26, 1998, the Company increased its unsecured revolving line of credit facility (the "Credit Facility") from $200.0 to $300.0 million and further reduced its borrowing rate to accrue interest at as low as LIBOR plus 1.40% per annum based upon the leverage of the Company (from LIBOR plus 2.75% at the time of the IPO), with provisions for reduced rates upon receipt by the Company of an investment grade rating.

1998 Common Stock Offering

         On February 11, 1998, the Company completed a follow-on offering for 4,500,000 shares of its common stock. The offering price of the shares sold was $16.375 per share, resulting in net proceeds of approximately $69.9 million. The Company used the net proceeds of the offering to finance the acquisition of additional hotels and to repay outstanding indebtedness under the Credit Facility.

GROWTH STRATEGY

         The Company's principal growth strategy is to maximize shareholder value by increasing cash available for distribution on its Common Stock ("Cash Available for Distribution") per share by:

         o acquiring or investing in underperforming and undercapitalized luxury, upscale and mid-price hotels located principally in the western United States that are, or can be renovated, redeveloped and repositioned by branding or rebranding with nationally recognized franchises, with an increasing emphasis on multiple-property acquisitions;

         o enhancing the operating performance of hotels owned by the Company through such renovation, redevelopment, rebranding and repositioning, and through the implementation of focused management and marketing programs; and

         o selectively developing new luxury, upscale and mid-price hotels in markets where room demand and other competitive factors justify new construction.

         The Company believes that its recently completed and planned future renovation, redevelopment, rebranding and repositioning activities, as well as improvements in management and marketing, will continue to fuel REVPAR growth at its hotels, thereby increasing percentage lease revenue to the Company. In addition, the Company believes that there will continue to be substantial acquisition, renovation, redevelopment, rebranding and repositioning opportunities in the luxury, upscale and mid-price hotel markets in the western United States. The Company believes these opportunities will result from the aging of a significant portion of the nation's hotel supply and the imposition of capital improvement requirements by certain national hotel franchisors on the owners of franchised hotels, many of which are small independent hotel companies or private hotel owners that may be unwilling or unable to satisfy such requirements.

EXTERNAL GROWTH STRATEGY

         The Company's external growth strategy is to (i) acquire underperforming luxury, upscale and mid-price hotels located principally in the western United States that are, or can be renovated or redeveloped and repositioned by branding or rebranding the hotels with nationally recognized franchises, with an increasing emphasis on multiple-property acquisitions and
(ii) selectively develop new luxury, upscale and mid-price hotels in markets where room demand and other competitive factors justify new construction.

         Acquisitions. The Company intends to acquire hotels located principally in the western United States which meet one or more of the following criteria:
(i) underperforming hotels which have the potential for improved performance through the implementation of quality management and marketing programs, and/or association with a national franchisor; (ii) hotels in a deteriorated physical condition that would benefit significantly from renovation or redevelopment;
(iii) hotels in attractive locations that would benefit significantly by changing franchises ("upbranding") to a nationally recognized franchise brand that have a greater potential to produce significant REVPAR growth such as Marriott, Courtyard by Marriott, Doubletree Hotel, Hilton, Holiday Inn Select, Holiday Inn Hotel & Suites and Residence Inn by Marriott; (iv) hotels owned by franchisees who are unable or unwilling to meet capital improvement requirements of the franchisor; (v) hotels in markets with favorable room supply and demand fundamentals; and (vi) hotels in markets where there are significant barriers to entry, such as limited opportunities to change existing franchises at competitive hotels, scarcity of suitable hotel sites or zoning restrictions.

         Multiple Property Acquisitions. The Company believes it will continue to have access to capital for multiple-property acquisitions and has increased availability under its Credit Facility from $30.0 million at the time of the Company's IPO to $300.0 million. Additionally, the Company has successfully accessed the public equity markets on six different occasions and raised over $407.8 million. Furthermore, rather than paying cash, the Company also has the flexibility of issuing its common stock, preferred stock or units in the Partnership ("Units") to acquire hotels, which under certain circumstances allows the sellers to defer tax liability which would otherwise arise upon a sale for cash. In addition to its financial resources, the Lessee's experience in successfully operating hotels has given it significant knowledge of a variety of markets and the ability to quickly identify strategic acquisition opportunities. The Company believes that its increasing profile in the hotel industry and its record of closing acquisitions will enable it to continue to attract sellers of hotel portfolios.

         Acquisitions and Investments. The following table sets forth certain information related to the Company's hotel acquisition and investment activity since January 1, 1996:

                                                                                                     ACQUISITION/
    ACQUISITION/                                                                                      INVESTMENT
     INVESTMENT                                                                         NUMBER OF        COST
        DATE        BRAND(1)                       LOCATION                               ROOMS      (IN MILLIONS)
        ----        ---------                      --------                         -------------- --------------
1996
    February        Holiday Inn Hotel & Suites     Kent (Seattle), Washington                125          $ 4.6
    February        Hampton Inn                    Clackamas (Portland), Oregon              114            2.5
    February        Holiday Inn Express            Portland, Oregon                           84            2.1
    February        Holiday Inn Express            Poulsbo, Washington                        63            2.4
    March           Courtyard by Marriott          Riverside, California                     163            4.0
    June            Holiday Inn Select             Renton (Seattle), Washington              226            8.2
    August          Holiday Suites                 Price, Utah                               151            4.5
    August          Comfort Suites                 South San Francisco, California           166           11.2
    October         Holiday Inn                    Flagstaff, Arizona                        157            7.6
    October         Holiday Inn Hotel & Suites     Mesa, Arizona                             246           13.5
    October         Hampton Inn                    Tucson, Arizona                           126            6.7
    December        Residence Inn                  Oxnard, California                        251           15.7
                                                                                      -------------- --------------
                                                                                           1,872           83.0
                                                                                      -------------- --------------

                                                                                                     ACQUISITION/
    ACQUISITION/                                                                                      INVESTMENT
     INVESTMENT                                                                         NUMBER OF        COST
        DATE        BRAND(1)                       LOCATION                               ROOMS      (IN MILLIONS)
        ----        ---------                      --------                         -------------- --------------
1997
    January         Holiday Inn                    San Diego, California                     218            9.0
    January         Courtyard by Marriott          Cypress, California                       180           12.0
    March           Hawthorn Suites                Kent, Washington                          152           13.6
    March           Holiday Inn Select             La Mirada, California                     289           18.0
    May             Hawthorn Suites(2)             Sacramento, California                    301           16.8
    June            Holiday Inn Hotel & Suites(3)  San Diego, California                     151           11.8
    July            Best Western                   Lynnwood, Washington                      103            7.4
    August          Holiday Inn Mission Valley     San Diego, California                     174            9.1
    August          Hawthorn Suites(2)             Anaheim, California                       130            8.7
    August          Regency Plaza                  Los Angeles, California                   178           12.6
    October         Kahler Hotels(4)               Midwest and Mountain Regions
                                                       of the United States                4,255          372.3
    December        Residence Inn                  Sacramento, California                    126           13.5
    December        Residence Inn                  San Diego, California                     144           17.0
                                                                                      -------------- --------------
                                                                                           6,401          521.8
                                                                                      -------------- --------------

1998
    January         Ramada                         San Diego, California                     124           11.5
    January         Residence Inn                  Santa Clarita, California                  90            8.5
    January         Fairfield Inn                  Santa Clarita, California                  66            8.0
    February        Hilton Inn                     Carson, California                        221           12.5
                                                                                      -------------- --------------
                                                                                             501           40.5
                                                                                      -------------- --------------
Total                                                                                      8,774         $645.3
                                                                                      ============== ==============

----------
(1) In cases where the Company has obtained approval of a new franchise license, subject to completion of renovations or improvements, the franchise brand indicated in this column represents the approved new franchise brand. Many of the hotels were operated under different brands at the time of their acquisition or are currently operating under brands that the Company intends to change.
(2) The Company has received a franchise license to rebrand these hotels as Hawthorn Suites. The Sacramento hotel will be reconfigured to create 32 two-room suites, which will reduce the room count to 269. The new franchise licenses are subject to completion of certain renovations and improvements. The Anaheim and the Sacramento hotels are currently operated independently.
(3) The Company has received or applied for franchise licenses to change these hotels to various Holiday Inn brands, subject to completion of certain renovations and improvements. The San Diego hotel has been a Holiday Inn, but will become a Holiday Inn & Suites.
(4) Of the 17 Kahler Hotels, nine are independent, three are subject to Best Western franchise licenses, one is subject to a Hilton franchise license, one is subject to a Holiday Inn franchise license, one is subject to a Quality Inn franchise license, one is subject to a Residence Inn by Marriott franchise license and one is subject to a Sheraton franchise license. The Company anticipates reflagging certain of these hotels.


         Selective Development of Additional Hotels. The Company may also selectively develop new luxury, upscale and mid-price hotels which will operate under national franchises in markets where room demand and other competitive factors justify new construction. The Company may develop hotels itself or may contract with unaffiliated developers who will build hotels and then sell them to the Company upon completion on pre-agreed terms. Such arrangements with developers will enable the Company to minimize risks associated with development.

         The following table shows the Company's completed, in process and planned development:

                                                                                                     Completed/
                                                                                                      Expected
                                                                                      Number of      Completion
                 Hotel                                    Location                      Rooms           Date
----------------------------------------- ----------------------------------------- --------------  --------------
Residence Inn by Marriott                 Highlands Ranch, CO                              78           1996
Residence Inn (Room Addition)             Highlands Ranch, CO                              39           1997
Marriott                                  Pueblo, CO                                      164           1998
Hawthorn Suites                           Denver, CO                                       93           1998
Residence Inn by Marriott                 San Diego, CA                                   120           1999
Courtyard by Marriott                     Lynnwood, WA                                    141           1998
Hilton Garden Inn                         Sacramento, CA                                  153           1999


INTERNAL GROWTH STRATEGY

         The Company's internal growth strategy is to enhance the operating performance of hotels owned and acquired by the Company by (i) selectively renovating and redeveloping the hotels, and when advantageous rebranding them under national franchises, (ii) improving the marketing and management of the hotels, (iii) leasing restaurants in the hotels to national or regional restaurant companies, and (iv) selectively expanding the number of rooms at certain hotels where market conditions justify such expansion. The Company intends to apply its internal growth strategy to enhance the operating performance of its recently acquired hotels.

Redevelopment and Renovation

         In conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, branding and repositioning, the Company's principal internal growth strategy is to redevelop or extensively renovate such hotels and brand them with a national franchise that the Company believes will generate higher REVPAR than that currently being generated. In addition to the redevelopment strategy, the Company periodically renovates its hotels, not only to satisfy requirements of the franchise agreements, but also to maintain or increase its market share. The Company believes that after taking into account the purchase price of each hotel in its portfolio and the cost of renovating or redeveloping it, the overall expenditure for each hotel is below its replacement cost. The Company has and intends, to the extent practicable, to continue to keep hotels operational while conducting renovation and redevelopment work by performing such work during off-peak periods and in a manner least disruptive to hotel operations.

         As with its acquisition pace, the Company has significantly increased the amount of renovation and redevelopment activity. During 1996, the Company expended $9.6 million redeveloping and renovating eight hotels. During 1997, the Company expended $48.8 million redeveloping and renovating 19 hotels. During 1998, the Company estimates it will expend $29.7 million redeveloping and renovating 20 of its recently acquired hotels.

         Scope of Renovation and Redevelopment. For those hotels whose franchise affiliation will not be changed, the Company typically makes renovations following acquisition in order to not only satisfy the existing franchisor's capital improvement plan, but more importantly to ensure a high level of guest satisfaction and consequently, increase market share and revenue. The Company also performs periodic routine maintenance to all of its hotels in order to keep them competitive.

         Renovations typically consist of many of the following activities:

            GUEST ROOMS                           PUBLIC AREAS                          EXTERIOR
            -----------                           ------------                          ---------
  o  selectively replacing               o  replacing drapes and valances       o  repainting
     bedspreads, linens, drapes and      o  refinishing and selectively         o  seal coating parking lot
     valances                            o  replacing furniture                 o  adding light
  o  refinishing and selectively         o  replacing wallpaper and vinyl
     replacing furniture and adding         wallcovering
     televisions, telephones with data   o  repainting
     ports and voicemail, clock          o  recarpeting
     radios, coffeemakers, irons and
     ironing boards
  o  replacing wallpaper and vinyl
     wallcovering
  o  repainting
  o  recarpeting

         Redevelopments are expanded in scope and typically include many of the following activities:


              GUEST ROOMS                           PUBLIC AREAS                           EXTERIOR
              -----------                           ------------                           --------
  o  replacing all bedspreads,          o  replacing drapes and valances       o  repainting
     linens, drapes and valances        o  replacing wallpaper and vinyl       o  installing new window treatments
  o  replacing all furniture               wallcovering                           and grill work
  o  adding televisions, telephones     o  repainting                          o  modifying the facade
     with data ports and voicemail,     o  recarpeting                         o  constructing port-cochere
     clock radios, coffeemakers, irons  o  redecorating                        o  repaving or seal coating parking
     and ironing boards                 o  replacing furniture                    lot
  o  replacing wallpaper and vinyl      o  rebuilding reception area           o  adding lighting
     wallcovering                       o  redesigning lobby for improved      o  re-roofing
  o  repainting                            traffic flow
  o  recarpeting                        o  remodeling restaurant to
  o  remodeling guestrooms, including      standards of regional or national
     changing room layout and              restaurant operator
     modifying closets                  o  installing fire safety
  o  remodeling guest bathrooms with       equipment, including sprinklers
     new countertops, tile floors,         and smoke detectors
     plumbing fixtures, lights and
     valances
  o  installing fire safety
     equipment, including sprinklers
     and smoke detectors

                                                                         -11-
         The following table sets forth certain information with respect to the Company's completed, pending and planned renovation and redevelopment activities and completed and pending changes in franchise affiliations. The table includes renovation and redevelopment work on certain hotels completed by affiliates of the Company prior to the transfer of the initial hotels to the Company in connection with the Initial Public Offering. The table does not include work completed by any other prior owners of the hotels.

         COMPLETED, PENDING AND PLANNED RENOVATION AND REDEVELOPMENT(1)

                                                                                               PUBLIC AREAS
                                                                                       ------------------------------
                                                                                                            ADD/
                                                                              REPLACE/                     UPGRADE
                                                           EXPECTED TO      REFURBISH                      MEETING
                                          COMPLETED        BE COMPLETED      EXTERIOR  RESTAURANT LOBBY     SPACE
                                      ----------------  ----------------- ------------ ---------- ------ ---------
MARRIOTT
   Ogden, Utah(3).....................                   September 1998                   X         X
   Park City, Utah(3).................                   May 1998              X          X         X
   Provo, Utah........................                   June 1998             X                    X
   Rochester, Minnesota...............                   June 1998                        X         X
   Salt Lake City, Utah..............`                   April 1998
COURTYARD BY MARRIOTT:
   Cypress, California................  June 1997                              X          X         X         X
   Fresno, California.................  February 1994                          X          X         X         X
   Riverside, California..............  June 1994                              X          X         X         X
RESIDENCE INN BY MARRIOTT:
   Highlands Ranch, Colorado..........  September 1996                                              NEWLY CONSTRUCTED
   Oxnard, California.................  May 1997                               X          X         X         X
   Provo, Utah........................                                                              NEWLY CONSTRUCTED
HILTON
   Salt Lake City, Utah...............                   February 1998         X          X         X         X
DOUBLETREE HOTEL:
   Santa Fe, New Mexico...............  April 1996                             X          X         X         X
SHERATON
   Chandler, Arizona..................                   June 1998                                  X         X
HOLIDAY INN SELECT:
   La Mirada, California..............                   March 1998            X          X         X         X
   Renton (Seattle), Washington.......  July 1997                              X          X         X         X
HOLIDAY INN HOTEL & SUITES:
   Craig, Colorado....................  April 1997                                                  X
   Kent (Seattle), Washington.........  October 1996                           X                    X         X
   Mesa, Arizona......................  November 1997                          X          X         X         X
   Price, Utah........................  June 1997                              X          X         X         X
   San Diego (Old Town), California...  January 1998                           X          X         X         X
HOLIDAY INN:
   Flagstaff, Arizona.................  July 1997                                                   X
   Provo, Utah........................  June 1994/                                        X         X         X
                                        June 1997                              X
   Rochester, Minnesota...............                   June 1998             X                    X
   San Diego (Harbor), California.....  July 1997                              X          X         X
   San Diego (Mission Valley),
   California.........................                   January 1998          X          X         X         X
   Steamboat Springs, Colorado........  June 1996                              X          X         X
HOLIDAY INN EXPRESS:
   Portland, Oregon...................  October 1996                           X                    X         X
   Poulsbo, Washington................  September 1996                         X                    X


                                                    GUEST ROOMS
                                          ---------------------------
                                                                                PRIOR
                                            SOFT                GUEST          FRANCHISE
                                            GOODS    FURNITURE  BATH          AFFILIATION
                                          --------- ----------- -----  ---------------------------
MARRIOTT
   Ogden, Utah(3).....................       X         X         X     Best Western
   Park City, Utah(3).................       X         X         X     Independent
   Provo, Utah........................       X         X         X     Independent
   Rochester, Minnesota...............       X         X         X     Kahler
   Salt Lake City, Utah..............`       X         X         X     Independent
COURTYARD BY MARRIOTT:
   Cypress, California................       X         X         X     Ramada Hotel
   Fresno, California.................       X         X         X     Hampton Inn
   Riverside, California..............       X         X         X     Days Inn
RESIDENCE INN BY MARRIOTT:
   Highlands Ranch, Colorado..........
   Oxnard, California.................       X         X         X     Radisson Suites
   Provo, Utah........................
HILTON
   Salt Lake City, Utah...............       X         X         X
DOUBLETREE HOTEL:
   Santa Fe, New Mexico...............       X         X         X     Best Western
SHERATON
   Chandler, Arizona..................       X
HOLIDAY INN SELECT:
   La Mirada, California..............       X         X         X     Holiday Inn
   Renton (Seattle), Washington.......       X                   X     Holiday Inn
HOLIDAY INN HOTEL & SUITES:
   Craig, Colorado....................       X         X         X
   Kent (Seattle), Washington.........       X         X         X     Cypress Inn
   Mesa, Arizona......................       X         X         X     Holiday Inn
   Price, Utah........................       X         X         X     Days Inn
   San Diego (Old Town), California...       X         X               Ramada Hotel
HOLIDAY INN:
   Flagstaff, Arizona.................       X         X         X
   Provo, Utah........................       X         X         X

   Rochester, Minnesota...............       X         X         X
   San Diego (Harbor), California.....       X                   X
   San Diego (Mission Valley),
   California.........................       X         X         X
   Steamboat Springs, Colorado........       X                   X     Best Western
HOLIDAY INN EXPRESS:
   Portland, Oregon...................       X         X         X     Cypress Inn
   Poulsbo, Washington................       X         X         X     Cypress Inn

                                                                                       PUBLIC AREAS
                                                                               ---------------------------
                                                                                                     ADD/
                                                                      REPLACE/                     UPGRADE
                                                        EXPECTED TO  REFURBISH                     MEETING
                                        COMPLETED      BE COMPLETED  EXTERIOR  RESTAURANT  LOBBY    SPACE
                                        -----------    ------------  --------- ----------  -----   -------
HAMPTON INN:
   Arcadia, California................  February 1997
   Clackamas (Portland), Oregon.......  October 1996                     X                  X         X
   Denver, Colorado...................  June 1996                                           X
   Mesa, Arizona......................  October 1997                                        X
   Oakland, California................  July 1996                        X                  X         X
   Pueblo, Colorado...................  February 1997                                       X
   Silverthorne, Colorado.............  June 1996                        X        X                   X
                                        June 1997                                           X
   Tucson, Arizona....................  October 1997                                        X         X
HAWTHORN SUITES:
   Anaheim, California(2).............                   February 1998   X
   Kent, Washington...................                   February 1998
   Sacramento, California(2)..........                   February 1998   X        X         X         X
RADISSON:
   Boise, Idaho(3)....................                   September 1998  X        X         X         X
BEST WESTERN:
   Helena, Montana....................                   September 1998  X        X         X
   Lynnwood, Washington...............                   September 1998  X        X         X         X
   Twin Falls, Idaho..................                   September 1998  X        X         X
COMFORT SUITES:
   South San Francisco, California....  June 1997                        X                  X
QUALITY INN:
   Pocatello, Idaho...................                   June 1998       X        X         X
INDEPENDENT
   KAHLER INN & SUITES -
     Rochester, Minnesota.............                   June 1998       X        X         X         X
   REGENCY PLAZA -
     Los Angeles, California..........  September 1996                                      NEWLY CONSTRUCTED
   THE KAHLER HOTEL -
     Rochester, Minnesota.............                   April 1998                         X


                                                 GUEST ROOMS
                                          -------------------------
                                                                          PRIOR
                                           SOFT               GUEST     FRANCHISE
                                          GOODS   FURNITURE   BATH     AFFILIATION
                                          -----   ----------  -----   --------------
HAMPTON INN:
   Arcadia, California................
   Clackamas (Portland), Oregon.......      X         X         X     Cypress Inn
   Denver, Colorado...................      X         X
   Mesa, Arizona......................      X         X
   Oakland, California................      X                   X
   Pueblo, Colorado...................      X         X         X
   Silverthorne, Colorado.............      X

   Tucson, Arizona....................      X         X         X
HAWTHORN SUITES:
   Anaheim, California(2).............      X                         Independent
   Kent, Washington...................                X         X     Independent
   Sacramento, California(2)..........      X         X         X     Independent
RADISSON:
   Boise, Idaho(3)....................      X         X         X     Independent
BEST WESTERN:
   Helena, Montana....................      X         X         X
   Lynnwood, Washington...............      X         X         X
   Twin Falls, Idaho..................      X         X
COMFORT SUITES:
   South San Francisco, California....      X         X         X
QUALITY INN:
   Pocatello, Idaho...................      X         X         X
INDEPENDENT
   KAHLER INN & SUITES -
     Rochester, Minnesota.............      X         X         X
   REGENCY PLAZA -
     Los Angeles, California..........
   THE KAHLER HOTEL -
     Rochester, Minnesota.............      X         X         X



----------
(1) Does not include the Green Oaks Park Hotel in Texas or the Lakeview Resort and Conference Center in West Virginia which the Company intends to sell or exchange or the following recent acquisitions (scope of renovation and franchise affiliation have not been finalized): the Residence Inn by Marriott, Sacramento, California, the Residence Inn by Marriott, San Diego, California, the Residence Inn by Marriott, Santa Clarita, California, the Fairfield Inn, Santa Clarita, California, the Vacation Inn, San Diego, California and the Hilton Inn, Carson California.
(2) The Company has received a franchise license to rebrand these hotels as Hawthorn Suites. The Sacramento hotel will be reconfigured to create 32 two-room suites, which will reduce the room count to 269. The new franchise licenses are subject to completion of certain renovations and improvements. The Anaheim and the Sacramento hotels are currently operated independently.
(3) Franchise applications have been submitted to the applicable franchisor, certain of which are pending approval; however, there can be no assurance that such franchise applications will be approved, or if approved, the cost or scope of the renovations and improvements that will be required.

Franchise Rebranding

         The Company generally believes that franchise affiliations provide advantages to certain hotels. Such advantage include brand recognition, access to national reservation systems, national direct sales efforts and national volume purchasing agreements, and technical and business assistance. The use of multiple franchise systems provides the Company with further diversification, less dependence on the continued popularity of one brand and less vulnerability to new requirements of any individual franchise affiliation. The Company expects to focus its franchise affiliations on nationally recognized luxury and upscale hotel chains.

         During 1996, upon completion of each renovation resulting in a high quality property, the Company rebranded and upgraded seven hotels with new and existing franchises and also added, or will shortly add, full service Marriotts, Hiltons and Sheratons to its portfolio. During 1997, the Company rebranded and upgraded seven hotels.

         Marriott Preferred Business Relationship. Also during 1997, Marriott International, Inc., performed a review of the Company's and the Lessee's management and operations and, based on the operating culture of the two companies, management track record and hotel-level operations, approved the companies as qualified full-service franchisees. The Company expects to brand five of the Kahler hotels as full service Marriott hotels after completion of product improvement plans. When these five hotels are branded with the Marriott flag, approximately 25.2% of the Company's hotel rooms will be branded with Marriott franchises. Management of the Company will consider the Marriott brands when repositioning future acquired hotels and believes that the preferred business relationship with Marriott will enhance its opportunities for future franchises.

         The following table summarizes certain information with respect to the current or anticipated franchise affiliations of the hotels.

                             FRANCHISE AFFILIATIONS

                                                                               Number of              Percentage
Franchise Affiliations(1)                                                       Hotels      Rooms      of Rooms
--------------------------                                                    ----------   ---------  -----------
Marriott(2)...................................................................    15         2,605       25.2%
Holiday Inn...................................................................    15         2,366       22.8
Hampton.......................................................................     8         1,063       10.3
Kahler .......................................................................     2           965        9.3
Independent...................................................................     3           649        6.3
Hawthorn Suites(3)............................................................     3           583        5.6
Hilton                                                                             2           572        5.5
Best Western..................................................................     3           364        3.5
Sheraton......................................................................     1           295        2.8
Radisson......................................................................     1           238        2.3
Doubletree Hotel..............................................................     1           213        2.1
Comfort Suites................................................................     1           166        1.6
Ramada........................................................................     1           124        1.2
Quality Inn...................................................................     1           152        1.5
                                                                              ----------   ---------  -----------
     Total....................................................................    57        10,355      100.0%
                                                                              ==========   =========  ===========

-----------
(1) Several of the Kahler Hotels will be branded or rebranded following renovation and redevelopment, under either Marriott, Holiday Inn Hotel & Suites, Holiday Inn or Radisson brands. Certain of the Company's planned changes in franchise affiliations are included in this table. There can be no assurance that the Company will receive final approval from the applicable franchisor.
(2) Includes five hotels from the Kahler Acquisition with 1,238 rooms which the Company anticipates converting to various Marriott franchises. The Company has obtained approval of these new franchise licenses, subject to completion of renovations or improvements.
(3) Includes the Anaheim and Sacramento, California hotels which will be rebranded as Hawthorn Suites hotels upon completion of renovation and improvements which are expected to be completed in the second quarter of 1998.

         The typical term of a franchise agreement is 20 years for newly developed and constructed hotels and ten years for the conversion of an existing hotel. The Company believes that the loss of any one of its franchise agreements would not have a material adverse effect on the Company.

Repositioning - Combining Renovations, Redevelopments and Rebranding with Comprehensive Marketing and Management Strategies

         The hotels acquired by the Company often lack adequate management and marketing programs. The Lessee implements a full complement of management and marketing programs at each acquired hotel designed to maximize sales and operational efficiency. The Company believes that these marketing activities significantly contribute to the growth in REVPAR for the Company's acquired hotels. On average, the Company believes that the implementation of focused sales and marketing programs alone - before any improvements to the physical condition of the hotel are made by the Company - have increased same-unit-sales REVPAR growth approximately 11.0% for the months following acquisition, but before renovation begins compared to the respective corresponding periods in the prior year.

         The Lessee has also developed a sales program to direct and manage the sales activities of personnel located at each hotel and a program to ensure that sales staff is properly trained and that staffing levels are adequate. As part of the required reporting process, each hotel must contact every business within a five-mile radius to evaluate possible hotel use and revenue potential. Under each Percentage Lease, the Lessee is also obligated to have a sales manager at each hotel, as reasonably required by the Company, to coordinate, direct and manage the sales activities of personnel located at that hotel in order to maximize revenue.

         The combined efforts to reposition each of the Company's hotels have resulted in significant same-unit-sales, year-over-year revenue increases as indicated in the following table:

                                          For the Years Ended                     For the Years Ended
                                             December 31,                             December 31,
                                    -----------------------------           -----------------------------
                                       1997                1996                1996                1995
                                    ---------           ---------           ---------           ---------
          Number of hotels                 53                  53                  24                  24
          Number of rooms               9,854               9,854               3,389               3,389
          Occupancy rate                 67.9%               63.9%               66.7%               66.2%
          ADR                       $   71.46           $   64.35           $   62.01           $   57.51
          REVPAR                    $   48.51           $   41.10           $   41.38           $   38.08
          REVPAR % change                18.0%                                    8.7%

         Restaurant Leases. The Company also subleases restaurant facilities in the hotels (other than the Courtyard by Marriott Hotels) to regional or national restaurant companies. The Company believes this strategy is beneficial because it (i) allows the Lessee to concentrate on increasing room revenue, which benefits the Company because of the higher percentage rent thresholds (from 60% to 68%) than the 5% of food and beverage revenue it would otherwise receive, and
(ii) significantly enhances guest satisfaction by providing food service from experienced national or regional restaurant companies. Thirty-six of the Company's hotels have restaurant facilities, twenty-four of which the Lessee operates and twelve of which the Lessee has subleased to unaffiliated restaurant companies including Red Robin International, Hazelwoods, Old Chicago Bar & Grill, Mitzell American Restaurant, Ruby River Steak House and Village Inn. The Lessee is currently negotiating with national and regional restaurant companies for the development of restaurants at seven of the hotels in which the restaurants are operated by the Lessee.

         Expansions. In certain cases, the Company may expand the number of rooms at a hotel where it believes it can achieve a favorable return on the cost of such expansion, and where occupancy, ADR and other market conditions are otherwise believed to justify such expansion, and where building permits can be obtained. During 1997, the Company completed the 39-room expansion of the Residence Inn Highlands Ranch (Denver), Colorado.

THE HOTEL PROPERTIES

         Geographically, 40.9% and 41.7% of the Company's portfolio is located in the Pacific and Mountain regions, respectively, which collectively comprise the western United States. The western United States has experienced some of the fastest growth in population in the 1990's and, according to the Bureau of Census, is expected to continue to grow at an faster rate than the national average well into the next century. In addition, between 2000 and 2005 the population in the western United States is projected to grow 7.9% while the population growth in the northeast, Midwest and south is projected to grow 1.1%, 2.1% and 5.3%, respectively.

         While the Company's hotel portfolio is located primarily in the western United States, it is nevertheless diverse. The geographic distribution of the hotels, which are located in 12 states, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations that are typical for the hotel industry. The Company has also sought to increase its geographic distribution by focusing on major metropolitan areas. The following table summarizes the Company's presence in each of these 12 markets:

                               LOCATION BY REGION

                                               NUMBER OF                              PERCENTAGE
REGION                                          HOTELS               ROOMS             OF ROOMS
                                              ----------          ----------          ----------
          Mountain(1) ..............                  24               4,319                41.7%
          Pacific(2) ...............                  27               4,236                40.9
          Minnesota ................                   4               1,329                12.8
          Other(3) .................                   2                 471                 4.6
                                              ----------          ----------          ----------
                   Total ...........                  57              10,355               100.0%
                                              ==========          ==========          ==========

----------

(1)       Includes Arizona, Colorado, Idaho, Montana, New Mexico and Utah.
(2)       Includes California, Oregon and Washington.
(3) The Company is considering the sale or exchange of the two hotels acquired in the Kahler acquisition located in Texas and West Virginia.

         The following table sets forth additional information with respect to the Company's hotel portfolio as of February 27, 1998:

                                                                                      Date                       Last
                                                       Type of Service/   No. of    Acquired/   Year Opened/   Renovated
                                       Segment(1)          Product        Rooms    Invested In  Redeveloped       In
                                    ---------------   -----------------   ------   -----------  ------------   ----------
MARRIOTT HOTEL:
Ogden, Utah(2)                           Luxury              Full            288    10/15/97        1982         1998*
Park City, Utah(2)                       Luxury              Full            203    10/15/97        1985         1998*
Provo, Utah(2)                           Luxury              Full            333    10/15/97        1982         1998*
Rochester, Minnesota(2)                  Luxury              Full            194    10/15/97        1991         1998*
Salt Lake City, Utah(2)                  Luxury              Full            220    10/15/97        1987         1998*

HILTON:
Salt Lake City, Utah                     Luxury              Full            351    10/15/97        1975         1997

SHERATON:
Chandler, Arizona                        Luxury              Full            295    10/15/97        1987         1998*

THE KAHLER HOTEL:
Rochester, Minnesota                     Luxury              Full            699    10/15/97      Various        1998*

DOUBLETREE HOTEL:
Santa Fe, New Mexico                     Upscale             Full            213     8/16/95        1985         1996

HILTON:
Carson, California                       Upscale             Full            221     2/19/98        1989         1998

HOLIDAY INN:
Craig, Colorado                          Upscale             Full            152     8/16/95        1981         1997
Flagstaff, Arizona                       Upscale             Full            157    10/29/96        1987         1997
La Mirada, California                    Upscale             Full            289     3/31/97        1984         1998*
Mesa, Arizona                            Upscale             Full            246    10/29/96        1985         1997
Price, Utah                              Upscale             Full            151     8/12/96        1984         1997
Provo, Utah                              Upscale             Full             78     8/16/95        1968         1994
Steamboat Springs, Colorado              Upscale             Full             82     8/16/95        1971         1996
Renton (Seattle), Washington             Upscale             Full            226     6/28/96        1968         1997
San Diego, California                    Upscale             Full            218     1/17/97        1968         1997
San Diego, California (Old Town)(2)      Upscale             Full            151     6/11/97        1986         1998*

INDEPENDENT:
Lakeview Resort & Conference Center
    Morgantown, West Virginia            Upscale             Full            187    10/15/97      Various        1998*
Regency Plaza
    Los Angeles, California (LAX)        Upscale             Full            178     8/28/97        1996         1996

HAWTHORN SUITES:
Anaheim, California(2)                   Upscale        Extended-Stay        130      8/7/97        1992         1997
Kent, Washington                         Upscale        Extended-Stay        152     3/11/97        1990         1997
Sacramento, California(2)                Upscale        Extended-Stay        301     5/17/97        1988         1998*

RESIDENCE INN:
Highlands Ranch (Denver), Colorado       Upscale        Extended-Stay        117    12/22/95        1996          N/A
Oxnard, California                       Upscale        Extended-Stay        251    12/19/96        1987         1997
Provo, Utah                              Upscale        Extended-Stay        114    10/15/97        1996          N/A
Sacramento, California                   Upscale        Extended-Stay        126    12/30/97        1992         1998
San Diego, California                    Upscale        Extended-Stay        144    12/30/97        1989         1998
Santa Clarita, California                Upscale        Extended-Stay         90     1/27/98        1997          N/A



                                      -16

                                                                                      Date                       Last
                                                       Type of Service/   No. of    Acquired/   Year Opened/   Renovated
                                       Segment(1)          Product        Rooms    Invested In  Redeveloped       In
                                    ---------------   -----------------   ------   -----------  ------------   ----------
RADISSON:
Boise, Idaho(2)                          Upscale             Full            238    10/15/97        1991         1998*

COURTYARD BY MARRIOTT:
Cypress, California                    Mid-Priced            Full            180     1/17/97        1990         1997
Fresno, California                     Mid-Priced            Full            116     8/16/95        1989         1994
Riverside, California                  Mid-Priced            Full            163      4/1/96        1988         1994

HOLIDAY INN:
Kent (Seattle), Washington             Mid-Priced            Full            125      2/2/96        1986         1996
Rochester, Minnesota                   Mid-Priced            Full            170    10/15/97        1969         1998*
San Diego, California (Stadium)        Mid-Priced            Full            174      8/7/97        1991         1998*

KAHLER HOTEL:
Rochester, Minnesota                   Mid-Priced            Full            266    10/15/97      Various        1998*

BEST WESTERN:
Helena, Montana                        Mid-Priced            Full            149    10/15/97        1971         1988
Lynnwood, Washington                   Mid-Priced            Full            103     7/17/97        1978         1998*
Twin Falls, Idaho                      Mid-Priced            Full            112    10/15/97        1974         1998*

QUALITY INN:
Pocatello, Idaho                       Mid-Priced            Full            152    10/15/97        1976         1998*

INDEPENDENT:
Green Oaks Park Hotel:
    Fort Worth, Texas                  Mid-Priced            Full            284   10/15/97         1964         1998*

COMFORT SUITES:
San Francisco, California              Mid-Priced          Limited           166     8/13/96        1985         1997

FAIRFIELD INN:
Santa Clarita, California              Mid-Priced          Limited            66     1/27/98        1997          N/A

HAMPTON INN:
Arcadia, California                    Mid-Priced          Limited           129     8/16/95        1989         1997
Clackamas, Oregon                      Mid-Priced          Limited           114      2/2/96        1986         1996
Denver, Colorado                       Mid-Priced          Limited           152     8/16/95        1986         1996
Mesa, Arizona                          Mid-Priced          Limited           118     8/16/95        1987         1997
Oakland, California                    Mid-Priced          Limited           152    12/18/95        1986         1996
Pueblo, Colorado                       Mid-Priced          Limited           112     8/16/95        1986         1997
Silverthorne, Colorado                 Mid-Priced          Limited           160     8/16/95        1976         1997
Tucson, Arizona                        Mid-Priced          Limited           126    10/29/96        1986         1997

HOLIDAY INN:
Portland, Oregon                       Mid-Priced          Limited            84      2/2/96        1986         1996
Poulsbo, Washington                    Mid-Priced          Limited            63      2/2/96        1986         1996

RAMADA:
San Diego, California(2)               Mid-Priced          Limited           124     1/23/98        1987         1998

----------
*    Expected year of completion
(1)  Per F.W. Dodge segmentation criteria.
(2) This hotel will be rebranded upon completion of renovation.

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

         Percentage Lease Terms. The Percentage leases typically have a noncancelable term of ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events (including provisions for damage to the hotels, condemnation of the hotels and termination of Percentage Leases on disposition of the hotels).

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay to the Partnership (i) base rent and percentage rent (which includes a specified percentage of room revenues, 5% of the Lessee's food and beverage revenues, 100% of any sublease and concession rentals and other net revenues described in the Percentage Leases), and (iii) certain other amounts, including interest accrued on any late payments or charges. Base rent accrues and is required to be paid monthly in arrears. Both the base rent and the threshold room revenue amount in each percentage rent formula is adjusted annually for inflation. The adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. Percentage rent, if any, is due monthly within 45 days after the end of each calendar month and is reconciled on a quarterly basis.

         In 1997, the Lessor and Lessee amended the Percentage Leases for hotels then currently under renovation and for any future hotels to allow for the abatement of base rent related to rooms taken out of service during major renovations.

         The following table sets forth the annual base rent and percentage rent formulas for the hotels:

                                                                             Annual
                                                   1997                 Percentage Lease
                                                  Annual        ---------------------------------        Room
                                                   Base              First           Second             Revenue
                                                  Rent(1)            Tier             Tier            Threshold(1)
                                              --------------    --------------    ---------------   ---------------
HOTELS:
Marriott:
   Ogden, Utah                                 $   1,030,000            25.0%             62.0%      $   4,115,000
   Park City, Utah                                   926,000            24.4              62.0           3,793,000
   Provo, Utah                                     2,040,000            37.2              62.0           5,490,000
   Rochester, Minnesota                            2,899,000            42.3              62.0           6,861,000
   Salt Lake City, Utah                            2,101,000            46.0              62.0           4,566,000

Courtyard by Marriott:
   Cypress, California                             1,007,000            37.3              62.0           2,699,000
   Fresno, California                                423,000            30.0              63.0           1,410,000
   Riverside, California                             436,000            30.0              60.0           1,454,000

Residence Inn by Marriott:
   Highlands Ranch (Denver), Colorado                303,000            30.0              63.0           1,009,000
   Oxnard, California                              1,091,000            32.0              61.0           3,410,000
   Provo, Utah                                       670,000            34.6              62.0           1,936,000
   Sacramento, California                            983,000            43.2              60.0           2,276,000
   San Diego, California                           1,393,000            45.8              60.0           3,043,000
   Santa Clarita, California                         775,000            40.6              60.0           1,911,000

Fairfield Inn:
   Santa Clarita, California                         370,000            36.5              60.0           1,015,000

Hilton:
   Salt Lake City, Utah                            3,843,000            50.2              62.0           7,659,000
   Carson, California                                932,000            37.1              60.0           2,059,000

Holiday Inn Select:
   La Mirada, California                           1,506,000            39.3              60.0           3,835,000
   Renton (Seattle), Washington                      823,000            30.0              62.0           2,744,000

Holiday Inn Hotel & Suites:
   Craig, Colorado                                   445,000            30.0              60.0           1,483,000
   Kent (Seattle), Washington                        584,000            36.0              63.0           1,621,000
   Mesa, Arizona                                     810,000            31.0              60.5           2,614,000
   Price, Utah                                       273,000            24.0              60.0           1,114,000
   San Diego (Old Town), California                1,161,000            46.0              60.0           2,541,000

Holiday Inn:
   Flagstaff, Arizona                                303,000            30.0              61.5           1,010,000
   Provo, Utah                                       167,000            20.0              65.0             836,000
   Rochester, Minnesota                              245,000             9.2              62.0           2,655,000
   San Diego, California                             867,000            25.9              62.0           3,348,000
   San Diego (Stadium), California                   730,000            37.0              60.0           1,982,000
   Steamboat Springs, Colorado                       392,000            30.0              60.0           1,305,000

Holiday Inn Express:
   Portland, Oregon                                  374,000            30.0              63.0           1,158,000
   Poulsbo, Washington                               333,000            35.0              63.0             952,000

                                                                             Annual
                                                   1997                 Percentage Lease
                                                  Annual        ---------------------------------        Room
                                                   Base              First           Second             Revenue
                                                  Rent(1)            Tier             Tier            Threshold(1)
                                              --------------    --------------    ---------------   ---------------
Hampton Inn:
   Arcadia, California                               414,000            36.0          63.0               1,149,000
   Clackamas (Portland), Oregon                      450,000            38.0          63.0               1,184,000
   Denver, Colorado                                  591,000            37.5          63.0               1,577,000
   Mesa, Arizona                                     497,000            34.0          63.0               1,462,000
   Oakland, California                               432,000            22.0          63.0               1,963,000
   Pueblo, Colorado                                  470,000            36.0          63.0               1,305,000
   Silverthorne, Colorado                            504,000            30.0          63.0               1,681,000
   Tucson, Arizona                                   347,000            30.0          62.0               1,156,000

Hawthorn Suites:
   Anaheim, California                               825,000            39.0          60.0               2,095,000
   Kent, Washington                                1,103,000            40.2          68.0               2,743,000
   Sacramento, California                          1,587,000            25.9          60.0               4,463,000

Doubletree Hotel:
   Santa Fe, New Mexico                              689,000            30.0          63.0               2,298,000

Sheraton:
   Chandler, Arizona                               2,889,000            34.7          62.0               8,316,000

Best Western:
   Helena, Montana                                   955,000            42.7          62.0               2,237,000
   Lynnwood, Washington                              573,000            45.0          60.0               1,260,000
   Twin Falls, Idaho                                 604,000            40.3          62.0               1,501,000

Comfort Suites:
   South San Francisco, California                   729,000            30.0          60.0               2,430,000

Quality Inn:
   Pocatello, Idaho                                  390,000            23.1          62.0               1,686,000

Ramada:
   San Diego, California                             774,000            45.7          60.0               1,694,000

Radisson:
   Boise, Idaho                                    1,227,000            37.5          62.0               3,275,000

Independent:
   Kahler Inn & Suites
     Rochester, Minnesota                          1,721,000            47.3          62.0               3,635,000
   Regency Plaza
     Los Angeles, California                         964,000            47.0          60.0               2,058,000
   The Kahler Hotel
     Rochester, Minnesota                          4,126,000            35.2          62.0              11,720,000
   Green Oaks Park Hotel
     Forth Worth, Texas                              586,000            23.8          62.0               2,466,000
   Lakeview Resort & Conference
     Morgantown, West Virginia                     1,042,000            22.7          62.0               4,586,000
                                              --------------
Total                                          $  54,724,000
                                              ==============

(1) Effective January 1, 1996 and 1997, base rent payable and the room revenue threshold under the Percentage Leases were adjusted based upon the change in the CPI for those hotels acquired in 1995 and 1996. The lease terms for those hotels acquired subsequent to December 31, 1997 have also been included.

         Other than real estate and personal property taxes, ground lease rent, where applicable, the cost of certain furniture, fixtures and equipment, capital expenditures and insurance (other than workers' compensation insurance), which are obligations of the Partnership, the Percentage Leases require the Lessee to pay base rent, percentage rent, other additional charges and the operating expenses of the hotel (including workers' compensation insurance, utility, repairs and maintenance costs and other charges incurred in the operation of the hotel) during the terms of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or during major renovation.

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

COMPETITION

         Intense competition exists for investment opportunities in luxury, upscale and mid-priced hotels from entities organized for purposes substantially similar to the Company's objectives as well as from other purchasers of hotels. The Company competes for such hotel investment opportunities with entities which have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. The Company believes that the inclusion of not only underperforming, but also undercapitalized properties as well as secondary markets in its strategy lessens competition for the types of properties targeted by the Company.

         There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own portfolios, while others actively pursue contracts for these services with third party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive.

         There is a significant operational competition in the hotel industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the western United States. Competition is primarily in the areas of price, location, quality and services. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. However, the Company brands its hotels with strong national franchises and believes that its management and that of the Lessee is sufficiently experienced to efficiently manage its hotels, enabling the Company and Lessee to compete successfully. There can be no assurances, however, that competitors will not develop or renovate hotels in the markets in which the Company has historically operated. Increased competition may have a negative impact on the Company's operating results and consequently cash available for distribution.

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

EMPLOYEES

         Messrs. Alter and Biederman have each entered into employment agreements with the Company for one-year terms which renew automatically until terminated. While Mr. Alter is required to devote substantially all of his time to the business of the Company; Mr. Biederman is not. The Company has 19 other employees. The Lessee employed approximately 4,800 people as of December 31, 1997 to operate the hotels leased from the Company. The Lessee has advised the Company that its relationship with its employees is good. None of the employees of the Company or the Lessee is a party to any collective bargaining agreement or other similar agreement.

MINIMIZING THE RISKS OF POTENTIAL CONFLICTS OF INTEREST

         In order to minimize conflicts of interest inherent in the legal structure required to maintain the Company's status as a REIT, Messrs. Alter and Biederman each have entered into several agreements. Their respective employment agreements restrict competitive activities and third party pledge agreements require each of Messrs. Alter and Biederman to pledge Units to the Company to secure obligations of the Lessee under the Percentage Leases limited to the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned of 481,955 shares representing a market value of $7.8 million at February 27, 1998. The Third Party Pledge Agreement subordinates the Company's lien on these Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of Mr. Alter's Units.

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

         Renovation and Redevelopment Risks. The Company faces risks arising from its strategy of acquiring hotels in need of substantial renovation or redevelopment, particularly the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from shortages of materials or skilled labor, a change in the scope of the original project, the need to comply with building code or other legal requirements, the discovery of structural or other latent problems with a hotel once construction has commenced and other risks inherent in the construction process. In particular, renovation and redevelopment must comply with the Americans with Disabilities Act of 1990 (the "ADA"), which provides that all public accommodations meet certain federal requirements related to access and use by disabled persons. The Company may be required to make substantial modifications at the hotels to comply with the ADA. Delays or cost overruns in connection with renovations or redevelopment could have a material adverse effect on Cash Available for Distribution.

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

TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

         Certain tax rules relating to the qualification of a REIT prohibit the Company from operating hotels. Therefore, the Company enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Company based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee's being unable to pay rent at the higher tier level necessary for the Company to fund distributions to stockholders because payment of base rent alone is insufficient for such purposes. In the event that all or a portion of such higher tier rent is not received by the Company, the Company may not be able to make such distributions to its stockholders. There can be no assurance that the Company will receive such higher tier rent from the Lessee or that the Lessee will even be able to pay base rent. The Lessee controls the daily operations of the hotels under the Percentage Leases, which have noncancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its IPO and because Mr. Alter and Mr. Biederman significant Units in the Partnership and options to acquire Common Stock of the Company, and therefore have an incentive to cause the Lessee to maximize rents. Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee will have only nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases. Mr. Alter and Mr. Biederman have entered into an agreement (the "Third Party Pledge Agreement") whereby the obligations of the Lessee under the Percentage Leases are secured with a pledge by Mr. Alter and Mr. Biederman of Units in the Partnership. The Third Party Pledge Agreement has been amended, however, to limit the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned and has also been amended to subordinate the Company's lien on these Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of Mr. Alter's Units. The obligations of the Lessee under the Percentage Leases are not secured by any additional security deposits or guarantees by third parties.

MULTIPLE-HOTEL ACQUISITION RISKS

         The Company has increasingly emphasized, and intends to continue to emphasize, acquisitions of multiple hotels in a single transaction in order to reduce acquisition expenses per hotel and enable the Company to more rapidly expand its hotel portfolio. Consistent with this emphasis, in October 1997, the Company completed the Kahler Acquisition which almost doubled the Company's room total. Multiple-hotel acquisitions, such as the Kahler Acquisition are, however, more complex than single-hotel acquisitions and the risk that a multiple-hotel acquisition will not close may be greater than in a single-hotel acquisition.

         Such portfolio acquisition, whether by stock or asset purchase, may also result in the Company owning hotels in geographically dispersed markets. For instance, several of the Kahler Hotels are located in areas geographically removed from most of the Company's current hotel portfolio. This geographic diversity will place significant additional demands on the Company's ability to manage such operations. In addition, the Company's costs for a hotel portfolio acquisition that does not close are generally greater than for an individual hotel acquisition which does not close. If the Company fails to close multiple-hotel acquisitions, its ability to increase Cash Available for Distribution will be limited. See "Dependence on Acquisitions to Increase Cash Available for Distribution." Another risk associated with multiple-hotel acquisitions is that a seller may require that a group of hotels be purchased as a package, even though one or more of the hotels in the package does not meet the Company's investment criteria. In such cases, the Company may purchase the group of hotels with the intent to resell those which do not meet its criteria. It is anticipated that any hotel acquired in a portfolio acquisition that does not fit geographic or operating parameters of the Company may be sold or exchanged, including the Kahler Hotels located in Texas and West Virginia. There can be no assurance, however, as to how quickly the Company could sell or exchange such hotels or the terms on which they could be sold or exchanged. Such hotels might reduce Cash Available for Distribution if they operate at a loss during the time the Company owns them, or if the Company sells them at a loss. In addition, any gains on the sale of such hotels within four years of the date of acquisition could be subject to a 100% tax. See "United States Federal Income Tax Considerations."

         The Company may finance multiple-hotel acquisitions by issuing shares of Common Stock or Units which are convertible into Common Stock. Such issuances may have an adverse effect on the market price of the Common Stock.

FAILURE TO MANAGE RAPID GROWTH; FAILURE TO SUCCESSFULLY INTEGRATE KAHLER

         To successfully implement its acquisition strategy, the Company must integrate the hotels acquired since the IPO and any other subsequently acquired hotels into its existing operations. Since the closing of the IPO, the Company's portfolio of hotel properties has increased dramatically. During such period, the Company also entered geographic markets where it previously did not have any properties. As a result, the consolidation of functions and integration of departments, systems and procedures of acquired properties with the Company's existing operations presents a significant management challenge, and the failure to integrate such properties into the Company's management and operating structures could have a material adverse effect on the results of operations and financial condition of the Company.

         The Company continues to accelerate its acquisition activity. As a result, the Company's recent acquisitions, including that of the Kahler Hotels, will place significant demands on the Company's management and other resources. There can be no assurances that these hotels and the Company's other business operations can be integrated successfully, that there will be any operating efficiencies between these hotels and the Company's other hotels or that the combined businesses can be operated profitably. The failure to integrate and operate these hotels successfully could have a material adverse effect on the Company's business and future prospects. Also, certain of the Current Hotels are in the same geographic regions and may, therefore, compete with one another. There can be no assurance that the Kahler Acquisition, or any other acquisition, and in particular any subsequent multiple-hotel portfolio acquisition, will not adversely affect the operations, revenues or prospects of the Company's hotels located in such geographic areas.

GEOGRAPHIC CONCENTRATION OF KAHLER HOTELS

         The concentration of four Kahler Hotels with 1,329 rooms in Rochester, Minnesota and six Kahler Hotels with 1,509 rooms in and around the Salt Lake City area of Utah, makes Kahler dependent on factors such as the local economy, local competition, increases in local real and personal property tax rates and local catastrophes. The results of operations of the Kahler Hotels in Rochester, Minnesota, are also dependent on the level of demand generated by the Mayo Clinic for hotel accommodations by patients and by medical conferences organized by the Mayo Clinic. Significant disruption in these local markets that result in decreased operating performance of the Kahler Hotels will have a material adverse effect on the Company's results of operations and Cash Available for Distribution.

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND CERTAIN OFFICERS AND DIRECTORS

         Because of Mr. Alter's and Mr. Biederman's ownership in and positions with the Company and the Lessee and Mr. Alter's ownership of the Management Company, there are inherent conflicts of interest between the Lessee and the Company in the leasing, acquisition, disposition, operation and management of the Company's hotels. Accordingly, the interests of stockholders may not have been, and in the future may not be, reflected fully in all decisions made or actions taken by the officers and directors of the Company. In the event revenues from the Company's hotels increase significantly over prior periods and the operating expenses with respect thereto are less than historical or projected operating expenses, the Lessee could disproportionately benefit. In addition, there may be conflicts of interest in connection with the sale of certain hotels. Unrealized gain from the sale to the Company of certain hotels in connection with its IPO is specially allocated to Mr. Alter and Mr. Biederman and any sale of such hotels by the Partnership may cause adverse tax consequences to them. In addition, the reduction of mortgage indebtedness by the Partnership at any time below certain levels would create adverse tax consequences to Mr. Alter and Mr. Biederman. These conflicts may result in decisions relating to the sale of certain hotels and/or the incurrence or repayment of indebtedness which do not reflect solely the interests of the stockholders. In addition, the Company will generally be required under the Percentage Leases to pay a lease termination fee to the Lessee if the Company elects to sell a hotel and not replace it with another hotel. The payment of a termination fee to the Lessee, which is owned by Mr. Alter and Mr. Biederman, may result in the decisions regarding the sale of a hotel which do not reflect solely the interests of the Company.

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

HOTEL INDUSTRY RISKS

         Operating Risks and Competition. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. In addition, the Company's hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Company's hotels. Hotel industry risks include, among other things, competition from other hotels; overbuilding in the hotel industry which has adversely affected occupancy ADR and REVPAR increases in operating costs due to inflation and other factors, which may not necessarily be offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels owned by the Company; increases in energy costs and other expenses of travel and adverse effects of general and local economic conditions. These factors could decrease room revenues of the hotels and adversely affect the Lessee's ability to make payments of rent under the Percentage Leases to the Company, and therefore reduce Cash Available for Distribution.

         Seasonality of Hotel Business and the Company's Hotels. The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in the Company's Percentage Lease revenues which, therefore, may be insufficient to provide all of the Cash Available for Distribution necessary to pay dividends in a given quarter.

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

FRANCHISE RISKS

         Forty-five of the Company's hotels are operated pursuant to franchise or license agreements and additional hotels may be, including seven of the Kahler Hotels, or become subject to franchise arrangements. The Lessee will hold the franchise or license agreements for the hotels and will be responsible for complying with the terms of these agreements. Such franchise or license arrangements are often helpful in providing marketing services and room reservations to hotels, but these arrangements also impose financial obligations on hotels generally related to maintaining the condition of hotels and the payment of franchise fees. Continuation of such franchises is subject to specified operating standards and other terms and conditions. Franchisors periodically inspect franchised hotels to confirm compliance. In addition, franchisors may required the Company to fund significant capital improvements to the hotels in the future to maintain such franchises. The failure of a franchisee to maintain standards or adhere to terms and conditions imposed by the franchisor may result in the loss of a license or termination of the franchise or damages as a result of the breach. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements or replacements of furniture, fixtures and equipment which the Board of Directors determines are too expensive or otherwise unwarranted in light of general economic conditions or operating results or prospects of the affected hotel. The loss of a franchise could have a material adverse effect upon the operation, financing or value of the hotel subject to the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems. There can be no assurance that an alternative franchise arrangement can be obtained or that significant expenditures might not be imposed as a condition to obtaining a new franchise. The loss of a franchise for one or more of the hotels could have a material adverse effect on the Company's revenues under the Percentage Leases and Cash Available for Distribution to its shareholders.

DEPENDENCE ON ACQUISITIONS TO INCREASE CASH AVAILABLE FOR DISTRIBUTION

         The Company's success in implementing its growth plan will depend significantly on the Company's ability to acquire additional hotels at attractive prices. After the ramp-up of certain of the hotels which were recently redeveloped or renovated and repositioned or which are expected to be redeveloped or renovated and repositioned in the near future, internal growth in ADR and occupancy for the hotels is not expected to provide as much growth in Cash Available for Distribution as will acquisition of additional hotels. However, since the Company intends to borrow funds to purchase, redevelop or renovate and reposition hotels, the Company will be subject to the risks associated with increased indebtedness, such as paying debt service even if cash flow from such additional hotels is not sufficient to pay it or cost overruns in the redeveloping or renovating such additional hotels.

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

DISTRIBUTION OF SUBSTANTIALLY ALL OF CASH AVAILABLE FOR DISTRIBUTIONS; DISTRIBUTIONS INCLUDE RETURN OF CAPITAL

         Consistent with the Company's practice of acquiring properties in need of renovation or redevelopment, the Company's annual distributions to stockholders have constituted a high percentage of the Company's Cash Available for Distribution. If this continues, the Company will retain little or no cash from the rent payments under the Percentage Leases, and expenditures for additional acquisitions or future capital improvements would have to be funded from borrowings, or from proceeds from the sale of assets (including the hotels) or equity securities. In addition, a percentage of the estimated annual distribution has constituted a return of capital rather than a distribution of retained earnings. Consequently, there is a risk that the distribution rate has been set too high and may not be substantial.

TAX RISKS

         The Company intends to operate so as to be taxes as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including requirements as to the nature of its income and assets, distribution requirements, diversity of stock ownership requirements and record keeping requirements. While the Company intends to satisfy all of these requirements for treatment as a REIT, it is possible that the Company may in the future fail to satisfy one or more of these requirements. Failure to qualify as a REIT would render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the stockholders in any such year would not be deductible by the Company. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property.

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

OWNERSHIP LIMITATION

         In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any stockholder or group of stockholders of the Lessee owns, actually or constructively, 10% or more of the stock of the Company, the Lessee could become a related party tenant of the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the

Company's REIT qualification, the Company's Articles of Incorporation prohibit direct or indirect ownership of more than 9.8% of the outstanding shares of any class of the Company's stock by any person or group (the "Ownership Limitation"). Generally, the capital stock owned by affiliated owners will be aggregated for purposes of the Ownership Limitation. Subject to certain exceptions, any transfer of Common or Preferred Stock that would prevent the Company from continuing to qualify as a REIT under the Code will be designated as "Shares-in-Trust" and transferred automatically to a trust (the "Share Trust") effective on the day before the purported transfer of such Common or Preferred Stock. The record holder of the Common or Preferred Stock that are designated at Shares-in-Trust will be required to submit such number of Common or Preferred Stock to the Share Trust and the beneficiary of the Share Trust will be one or more charitable organizations that are named by the Company.

ITEM 3.  LEGAL MATTERS

         Neither the Company nor the Partnership is currently involved in any material litigation, nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership or any of the hotels. The Lessee and the Management Company have each advised the Company that is currently is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock commenced trading in the over-the-counter market on August 16, 1995 and since July 23, 1996, has been listed on the New York Stock Exchange under the symbol "SSI". The following table sets forth the periods indicated, the high and low price information for the Common Stock on the NASDAQ National Market or New York Stock Exchange, as applicable.

                                                                    HIGH                LOW
                                                                  ---------          ---------
1995
Third Quarter (from August 16, 1995) ..............          $       9.625      $       8.875
Fourth Quarter ....................................                 10.500              7.875
1996
First Quarter .....................................          $      11.500      $       9.750
Second Quarter ....................................                 11.625              9.875
Third Quarter .....................................                 10.875              9.500
Fourth Quarter ....................................                 13.625             10.000
1997
First Quarter .....................................          $      14.000      $      12.250
Second Quarter ....................................                 14.500             12.625
Third Quarter .....................................                 18.125             13.750
Fourth Quarter.....................................                 18.125             15.500
1998
First Quarter (through February 27, 1998) .........          $      17.375      $      15.125
                                                                  ---------          ---------

STOCKHOLDER INFORMATION

         As of February 27, 1998, there were approximately 663 record holders of the Company's Common Stock. On February 27, 1998, the last reported sale price of the Common Stock on the NYSE was $16.125 per share. In addition, the Partnership Units (which are exchangeable for Common Stock) were held by 51 entities and/or individuals as of February 27, 1998. In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's Articles of Incorporation limits the number of shares of Common Stock that may be beneficially owned by any single person to 9.8% of the Company's outstanding Common Stock.

DIVIDENDS

         The Company has adopted a policy of paying regular quarterly dividends on its common stock, and cash distributions have been paid on the Company's common stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company since its inception of operation on August 16, 1995.

      Quarter            Distribution         Distribution         Per Share
      to Which              Record              Payment           Distribution
Distribution Relates         Date                 Date               Amount
---------------------    ------------         ------------        -------------
1995
   3rd Quarter             10/20/95             11/1/95                $0.115 (1)
   4th Quarter             12/29/95             1/31/96                $0.23
1996
   1st Quarter              5/1/96              5/15/96                $0.23
   2nd Quarter              8/1/96              8/15/96                $0.23
   3rd Quarter              11/1/96             11/15/96               $0.25
   4th Quarter              2/1/97              2/14/97                $0.25
1997
   1st Quarter              4/29/97             5/15/97                $0.25
   2nd Quarter              7/31/97             8/15/97                $0.25
   3rd Quarter              9/30/97             11/14/97               $0.275
   4th Quarter             12/31/97             2/15/98                $0.275

----------
(1) Represents the pro rata portion (for the period from August 16, 1995 to September 30, 1995, of a quarterly distribution of $0.23.

ITEM 6.      SELECTED FINANCIAL DATA

         The following tables set forth (i) selected historical financial information for the Company for the years ended December 31, 1997 and 1996 and for the period August 16, 1995 (inception) through December 31, 1995, (ii) pro forma information for the Company for the year ended December 31, 1995 which assumes that all transactions related to the IPO occurred on January 1, 1995,
(iii) historical information for the Lessee for the years ended December 31, 1997 and 1996 and the period August 16, 1995 (inception) to December 31, 1995, and (iv) historical information for the predecessor of the Company ("Sunstone Hotels") for the period January 1 1995 through August 15, 1995 and for the years ended December 31, 1995 and 1994. The selected combined historical financial information for Sunstone Hotels for the years ended December 31, 1994 and 1993 has been derived for the combined historical financial statements and notes thereto of Sunstone Hotels audited by Coopers and Lybrand LLP, independent accountants.

         The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in this Annual Report.

                         SUNSTONE HOTEL INVESTORS, INC.
                                  (THE COMPANY)

                                                                                                               Inception
                                                        For the Year Ended December 31,                     August 16, 1995
                                              -------------------------------------------------------        to December 31,
                                                   1997                1996                  1995                 1995
                                              -------------        -------------        -------------        -------------
                                                 (Actual)            (Actual)            (Pro Forma)            (Actual)
REVENUES:
Lease revenue - Lessee                        $  44,680,000        $  14,848,000        $   9,300,000        $   3,013,000
Interest income                                     471,000              236,000               47,000               47,000
                                              -------------        -------------        -------------        -------------
                                                 45,151,000           15,084,000            9,347,000            3,060,000
                                              -------------        -------------        -------------        -------------

EXPENSES:
Real estate related depreciation and
    amortization                                 14,749,000            4,514,000            2,276,000              968,000
Interest expense and amortization of
    financing costs                               6,365,000            1,558,000               47,000               47,000
Real estate and personal property taxes
    and insurance                                 4,670,000            1,273,000              853,000              312,000
General and administrative                        1,890,000            1,015,000              375,000              109,000
                                              -------------        -------------        -------------        -------------
     Total expenses                              27,674,000            8,360,000            3,551,000            1,436,000
                                              -------------        -------------        -------------        -------------

Income before minority interest and
    extraordinary item                           17,477,000            6,724,000            5,796,000            1,624,000

Minority interest                                (1,886,000)          (1,090,000)          (1,011,000)            (284,000)
                                              -------------        -------------        -------------        -------------

Income before extraordinary item                 15,591,000            5,634,000            4,785,000            1,340,000

Extraordinary charge for early
    extinguishment of debt (net of
    $34,000 of minority interest)                      --                   --                   --               (159,000)
                                              -------------        -------------        -------------        -------------

NET INCOME                                       15,591,000            5,634,000            4,785,000            1,181,000

Dividends on preferred shares                      (422,000)                --                   --                   --
                                              -------------        -------------        -------------        -------------

INCOME AVAILABLE TO COMMON SHAREHOLDERS
                                              $  15,169,000        $   5,634,000        $   4,785,000        $   1,181,000
                                              =============        =============        =============        =============

DILUTED EARNINGS PER SHARE                    $        0.71        $        0.69        $        0.76        $        0.19

FUNDS FROM OPERATIONS ("FFO")                 $  32,226,000        $  11,238,000        $   8,072,000        $   2,592,000

Balance Sheet and Other Data:
   Investments in hotel properties, net       $ 704,323,000        $ 152,937,000        $  50,063,000        $  50,063,000
   Total debt                                   307,830,000           63,300,000           11,510,000           11,510,000

Number of properties owned at end of
    period                                               53                   24                   11                   11
Number of rooms at end of period                      9,854                3,389                1,477                1,477

                         SELECTED FINANCIAL INFORMATION
                        (THE LESSEE AND THE PREDECESSOR)

                                      Sunstone Hotel Properties Inc.                        Sunstone Hotels (Predecessor)
                           ---------------------------------------------------   --------------------------------------------------
                                 For the Years Ended                From         For the Period
                                     December 31,                August 16,       January 1 to     For the Years Ended December 31,
                           -------------     -------------   1995 (Inception) to   August 15,     ---------------------------------
                                1997             1996        December 31, 1995       1995              1994               1993
                           -------------     -------------   -----------------   -------------    -------------      --------------
Hotel operating revenue    $ 118,153,000     $  38,593,000     $   7,925,000     $   9,675,000    $  13,863,000    $  11,937,000
Hotel operating expense       75,604,000        26,907,000         5,658,000         5,679,000        9,168,000        7,514,000
Operating Profit              42,549,000        11,686,000         2,267,000         3,996,000        4,695,000        4,423,000
Lease rent expense            44,680,000        14,848,000         3,013,000              --               --               --
Net income (loss)             (2,131,000)       (3,162,000)         (746,000)        1,674,000          398,000          245,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a self-administered equity REIT that owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Hilton Hotels Corporation, Holiday Hospitality Corporation, Marriott International, Inc. and Promus Hotel Corporation. As of February 27, 1998, the Company's portfolio consisted of 57 hotels with a total of 10,355 rooms, 46 of which were acquired and one which was developed subsequent to the Company's IPO in August 1995. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 75.4%) with the remainder of the Company's portfolio consisting of mid-price, limited service properties primarily located in markets where significant barriers exist for new competitive supply.

         The Company's growth strategy is to maximize shareholder value by (i) acquiring underperforming and undercapitalized hotels that are in strong market locations with significant barriers to entry, and (ii) improving such hotels' financial performance by renovating, redeveloping, rebranding and repositioning the hotels and through the implementation of focused sales and marketing programs.

         The Company's business strategy encompasses increasing REVPAR by increasing ADR and occupancy. This strategy is typically implemented by replacing certain discontinued group business with higher-rate group and transient business and by selectively increasing room rates. Success with this strategy has been achieved because of (i) the relatively high occupancy rates at certain of its hotels, (ii) the success of a superior marketing strategy implemented at each acquired hotel, and (iii) the effects of repositioning recently acquired hotels as high-quality properties with strong national franchisers through the Company's redevelopment and rebranding program.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS AND YEARS ENDED DECEMBER 31, 1997 AND 1996

During 1997, the Company:

         o acquired or invested in 29 hotels for an aggregate purchase price of $521.8 million, increasing the number of states the Company owns properties in from five to 12;

         o increased the number of rooms in its hotel portfolio nearly two times through acquisition and development, from 3,389 rooms to 9,854;

         o invested $48.8 million in renovation and redevelopment to 19 hotels;

         o completed the development of a 39-room addition to its Residence Inn in Highlands Ranch, Colorado for approximately $2.2 million;

         o raised approximately $288.1 million of equity capital through the sale of common stock in four follow-on offerings; and

         o increased availability under the Company's unsecured bank credit facility from $50.0 million to $200.0 million.

Fourth Quarter. For the fourth quarter ended December 31, 1997, income available to common shareholders doubled to $3.0 million from $1.5 million, and diluted earnings per share decreased by 23.1% to $0.10 per share from $0.13 per share, while revenues increased 284% to $17.3 million from $4.5 million, as compared to the fourth quarter of 1996. The decrease in net income per share was primarily due to the effects of straight-line depreciation expense recorded during the off-peak season activity typically experienced during the fourth quarter.

         The Company experienced strong revenue growth of its hotels for the fourth quarter of 1997. Fourth quarter total room revenue from the Company's hotels increased 238%, from $10.4 million to $35.1 million over the fourth quarter of 1996, primarily due to the completion of $521.8 million of hotel acquisitions during the preceding twelve months. On a same-unit-sales basis for the entire portfolio, the Company achieved a 7.7% increase in REVPAR for the fourth quarter of 1997 over the corresponding quarter of 1996.

         REVPAR for the non-renovation hotels significantly increased by 15.4%, from $37.42 to $43.17, over the fourth quarter of 1996. Non-renovation hotels consist of 43 of the Company's 51 hotels owned by Sunstone that were not undergoing significant renovation either in the fourth quarter of 1996 or 1997. The 15.4% increase in REVPAR was driven by a 14.2% increase in average daily rate, from $63.40 to $72.43, while occupancy remained constant. Strong revenue performance was achieved not only with the Company's renovated properties, but also with many of the recently acquired Kahler Hotels. REVPAR for the fourth quarter of 1997 for the eight 1997-renovation hotels (which were undergoing renovation during the fourth quarter of 1997) decreased 15.6% over the corresponding quarter of 1996, a period during which these hotels were not undergoing renovation. There were no hotels undergoing renovation in the fourth quarter of 1996.

Year-End. For the year ended December 31, 1997, income available to common shareholders increased 171.4% to $15.2 million from $5.6 million, and diluted earnings per share increased by 2.9% to $0.71 from $0.69 per share. Revenues increased 199% to $45.2 million from $15.1 million, as compared to the year ended December 31, 1996. The increase in net income, diluted net income per share and revenues was due to the Company's execution of its growth strategy. (See related discussion of Funds From Operations following in "Liquidity and Capital Resources.")

         The Company experienced strong revenue growth of its hotels during 1997. Total room revenue from the Company' hotels increased 177.1% from $34.1 million to $95.1 million over 1996, primarily due to the completion of $521.8 million of hotel acquisitions during the preceding twelve months. On a same-unit-sales basis for the entire portfolio, the Company achieved an 8.6% increase in REVPAR during 1997 compared to 1996.

         The strong 8.6% REVPAR growth for the year ended December 31, 1997 over 1996 was a result of both the performance of the recently repositioned hotels and the internal revenue growth from continuously operated hotels. For comparative purposes, for the year ended December 31, 1997, the nationwide lodging industry, REVPAR growth for the luxury, upscale and mid-price hotel segments, the segments most representative of the Company's hotels, were 5.9%, 4.8% and 4.6%, respectively. The 8.6% increase was fueled by a 9.4% increase in ADR, from $64.65 in 1996 to $70.75 in 1997.

         REVPAR for 1997 for the non-renovation hotels significantly increased by 18.0%, from $41.10 to $48.51, over 1996. Non-renovation hotels represent the Company's portfolio of hotels during periods of stabilized activity in both 1997 and 1996. The 18.0% increase in REVPAR was driven by a 11.0% increase in average daily rate, from $64.35 to $71.46, while occupancy increased four percentage points. REVPAR for 1997, for the hotels which were undergoing renovation during certain months of 1996 or 1997, decreased 3.9% over the corresponding periods of 1996.

         During 1997, the Company invested $48.8 million redeveloping and renovating 19 of the 53 hotels owned during the year as compared to $9.6 million invested in eight of the 24 hotels owned during the year ended December 31, 1996. In conjunction with the current year redevelopment and renovation activities, the Company rebranded and upgraded seven hotels with new and existing franchises.

         The following table summarizes average occupancy, ADR and REVPAR on a same-unit-sales basis for the hotels for the quarters and years ended December 31, 1997 and 1996 and the year ended December 31, 1995:

                                          For the Quarters Ended     For the Years Ended      For the Years Ended
                                               December 31              December 31               December 31
                                          ----------------------     -------------------      -------------------
                                             1997         1996        1997         1996         1996        1995
                                            ------       ------      ------       ------       ------      ------
SAME-UNIT SALES ANALYSIS
Number of Hotels                                53           53          53           53           24          24
Number of Rooms                              9,854        9,854       9,854        9,854        3,389       3,389

ALL HOTELS:
Occupancy                                    58.5%         61.2%      65.4%        65.9%        64.9%       66.9%
ADR                                         $73.32        $65.02     $70.75       $64.65       $62.13      $58.04
REVPAR                                      $42.87        $39.82     $46.24       $42.57       $40.30      $38.82
REVPAR growth                                 7.7%                     8.6%                      3.8%

NON-RENOVATION HOTELS:
Occupancy                                    59.6%         59.0%      67.9%        63.9%        66.7%       66.2%
ADR                                          72.43        $63.40     $71.46       $64.35       $62.01      $57.51
REVPAR                                      $43.17        $37.42     $48.51       $41.10       $41.38      $38.08
REVPAR growth                                15.4%                    18.0%                      8.7%

RENOVATION HOTELS:
Occupancy                                    54.1%         74.5%      61.1%        68.4%        54.5%       66.2%
ADR                                         $77.14        $66.37     $67.90       $63.11       $62.72      $60.17
REVPAR                                      $41.70        $49.43     $41.50       $43.19       $34.17      $39.85
REVPAR growth                               (15.6%)                   (3.9)%                   (14.3%)

         Interest expense and amortization of financing costs increased to $6.4 million from $1.6 million, and real estate and personal property taxes and insurance increased to $4.7 million from $1.3 million, for the year ended December 31, 1997 in comparison to the prior year. Additionally, real estate related depreciation and amortization increased $10.2 million in 1997. These increases are attributable to the growth of the Company's hotel portfolio to 53 hotels during 1997 compared to 24 hotels owned during 1996. Acquisitions are typically initially financed with debt contributing to the increase in interest expense and amortization of financing costs.

         During 1997, the Company recorded increased general and administrative expenses relating to due diligence for hotels not acquired and other general and administrative costs incurred to the growth of the Company's hotel portfolio. Additionally, effective January 1, 1997, the Company increased the compensation of the President and added a chief financial officer, corporate controller, cash manager and other administrative staff necessitated by the Company's growth. As a result, general and administrative expenses increased to $1.9 million from $1.0 million for the year ended December 31, 1997 in comparison to the prior year.

         Comparison of the Year Ended December 31, 1996 and the Year Ended December 31, 1995 (Pro Forma)

         For the year ended December 31, 1996, net income increased by 16.7% to $5.6 million from pro forma net income of $4.8 million, while revenues increased 62.4% to $15.1 million from pro forma revenues of $9.3 million, as compared to the pro forma year ended December 31, 1995.

         For those hotels not undergoing renovation, results for the year ended December 31, 1996 reflect same-unit-sales increases in REVPAR of 8.7% from $38.08 to $41.38 and ADR of 7.8% from $57.51 to $62.01, with an increase in occupancy rates of 0.5 percentage points to 66.7%. REVPAR for hotels under renovation during 1996 decreased 14.3% compared to 1995.

National Franchise Affiliations

         The Company generally believes that franchise affiliations provide advantages to certain hotels. Such advantages include brand recognition, access to national reservation systems, national direct sales efforts and national volume purchasing agreements, and technical and business assistance. The use of multiple franchise systems provides the Company with further diversification, less dependence on the continued popularity of one brand and less vulnerability to new requirements of any individual franchise affiliation. The Company expects to focus its franchise affiliations on nationally recognized upscale hotel chains. The following table summarizes certain information with respect to the current or anticipated franchise affiliations of the hotels.

                             FRANCHISE AFFILIATIONS
                (As of and for the Year Ended December 31, 1997)

                                                                                                          Percentage of
                                Number of                          Percentage of          Lease              Lease
Franchise Affiliation (1)         Hotels            Rooms              Rooms             Revenues           Revenues
-------------------------     -------------   ----------------    --------------    ------------------    ------------
Marriott - Courtyard and
    Residence Inn (2)               13               2,449             24.9%         $     9,251,000         20.7%
Holiday Inns                        15               2,366             24.0               13,397,000         30.0
Hampton Inns                         8               1,063             10.8                8,883,000         19.9
Kahler                               2                 965              9.8                2,260,000          5.0
Independent                          3                 649              6.6                  876,000          2.0
Hawthorn Suites (3)                  3                 583              5.9                3,742,000          8.4
Best Western                         3                 364              3.7                  779,000          1.7
Hilton                               1                 351              3.5                  980,000          2.2
Sheraton                             1                 295              3.0                  940,000          2.1
Radisson                             1                 238              2.4                  278,000          0.6
Doubletree Hotels                    1                 213              2.2                1,334,000          3.0
Comfort Suites                       1                 166              1.7                1,848,000          4.1
Quality Inn                          1                 152              1.5                  112,000          0.3
                              -------------   ----------------    --------------    ------------------    ------------
                                    53               9,854            100.0%         $    44,680,000        100.0%
                              =============   ================    ==============    ==================    ============


----------
(1) Several of the other Kahler Hotels will likely be branded or rebranded, under either Marriott, Courtyard by Marriott, Holiday Inn Hotel & Suites or Holiday Inn Brands. Certain of the Company's planned changes in franchise affiliations are included in this table. There can be no assurance that the Company will receive final approval from the applicable franchisor.
(2) Includes five hotels from the Kahler Acquisition with 1,238 rooms which the Company anticipates converting to various Marriott franchises. The Company has obtained approval of these new franchise licenses, subject to completion of renovations or improvements.
(3) Includes the Anaheim and Sacramento, California hotels which will be rebranded as Hawthorn Suites hotels upon completion of renovation and improvements which are expected to be completed in the first quarter of 1998.

Seasonality and Regional Focus

         The Company focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States where favorable supply and demand demographic trends currently exist. The geographic distribution of the hotels, which are located in 12 states, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations that are typical for the hotel industry. The Company has also sought to increase its geographic distributions by focusing on major metropolitan areas. The following table summarizes the Company's presence in each of these 12 markets, including the Kahler Hotels:

                           GEOGRAPHIC DIVERSIFICATION
                (As of and for the Year Ended December 31, 1997)

                                                                      PERCENTAGE                         PERCENTAGE
                                          NUMBER OF                       OF              LEASE           OF LEASE
REGION                                     HOTELS          ROOMS         ROOMS           REVENUES         REVENUES
------                                    ---------        -----      ----------         --------        ----------
Mountain (1)........................           24          4,319          43.8%      $   18,186,000         40.7%
Pacific (2).........................           23          3,735          37.9           22,708,000         50.8
Minnesota...........................            4          1,329          13.5            3,275,000          7.3
Other (3)...........................            2            471           4.8              511,000          1.2
                                          -------         ------      --------       --------------        -----
    Total..........................            53          9,854         100.0%      $   44,680,000        100.0%
                                          =======         ======      ========       ==============        =====

-------------------
(1)  Includes Arizona, Colorado, Idaho, Montana, New Mexico and Utah.
(2)  Includes California, Oregon and Washington
(3) The Company is considering the sale or exchange of the two Kahler Hotels located in Texas and West Virginia.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short- and long-term basis to meet its operating cash requirements. In 1997, the Company paid dividends and distributions totaling $21.1 million representing an average of $0.26 per share or Unit on a quarterly basis. Beginning with the third quarter of 1997, the Company increased its regular quarterly dividend 10.0% to $0.275 per share.

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

         Additionally, the Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through its $300 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank) and, when market conditions warrant, to issue additional equity or debt securities. During 1997 and 1998, the Credit Facility was increased from a $50 million secured credit facility accruing interest at a rate of the three-month LIBOR plus 1.75% to a $300 million unsecured facility accruing interest at a rate as low as LIBOR plus 1.40% based upon the debt leverage of the Company, with provisions for reduced rates upon receipt by the Company of an investment grade rating. During 1997, the Company raised $301.2 million through issuance and assumption of debt and $330.9 million through issuance of common and preferred stock. As of December 31, 1997, the Company had $11.1 million of unused credit on the Credit Facility and immediately after the Company's February 11, 1998 spot offering had $116.7 million available under the Credit Facility (net of $10.1 million reserved availability for the development of hotels).

         Up to $15.0 million of the Credit Facility may be used for working capital purposes. The Credit Facility has a two year term, maturing July 1, 1999, with a one-year extension option in favor of the Company. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. The Company may seek to obtain such a stand-alone mortgage facility if market conditions are appropriate in management's view.

         As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Credit Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth. During 1997, the Company used cash in the amount of $389.6 million as well as debt and the issuance of Units to acquire hotel assets, including redevelopment and recurring capital expenditures.

         During 1997, the Company substantially completed approximately $48.8 million in major renovations and conversions of 19 of its hotels. The Company is currently engaged in renovating 20 of its more recently acquired hotels for approximately $29.7 million. Management believes the renovation should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. In addition, the Company may acquire additional hotels and invest additional cash for renovations during 1998.

         Funds from Operations ("FFO"). Management believes that FFO is one measure of financial performance of an equity REIT, such as the Company. FFO (as defined) (1) grew by 187.0% to $32.2 from $11.2 million.

                                        1997          1996             1995
                                       Actual        Actual         Pro Forma
                                    -----------    -----------    -----------
Income before minority interest     $17,477,000    $ 6,724,000    $ 5,796,000
Real estate related depreciation     14,749,000      4,514,000      2,276,000
                                    -----------    -----------    -----------
Funds from operations               $32,226,000    $11,238,000    $ 8,072,000
                                    ===========    ===========    ===========


(1) Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property plus real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

Year 2000

         Management has examined the Year 2000 issues and believes that they will not have a material effect on the business, results of operations or financial condition of the Company.

The Lessee

         For a discussion of the Lessee's revenue operations and a comparison of the year ended December 31, 1997 to 1996, see "Results of Operations" of the Company. Additionally, the Lessee reported a net loss of $2.1 million in 1997. Notwithstanding the net loss, cash flows were provided by operating activities during 1997 in the amount of $2.1 million. The loss is primarily due to the combined effects on the Lessee of (i) the acquisition of the Kahler portfolio on October 15, 1997 and the related off-peak seasonality activity of that portfolio during the fourth quarter of 1997 and (ii) the effect of the renovations of the Hilton Hotel in Salt Lake City, Utah, the Holiday Inn in Mesa, Arizona and the Ramada Hotel in San Diego, California, representing approximately $1.1 million of the loss. Additional losses are primarily attributable to executing the Company's strategy of renovating and repositioning its acquired hotels, to the transition to new management at acquired hotels and to the operating leverage of certain Percentage Leases.

         Typically, the Company's renovations and redevelopments of acquired hotels are extensive involving refurbishing exteriors, renovations to restaurants and lobbies and extensive renovations to guest rooms, including guest bath, furniture and soft goods. The Company typically expends 10% to 30% of the purchase price on renovations which typically last approximately three to six months. During the renovations, the Lessee's revenues are significantly reduced. In addition, there is typically a brief ramp up period of approximately one to three months before the renovated hotels produce positive cash flow for the Lessee. Management of the Company and the Lessee believe that the renovation related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from significantly improved operating performance of the renovated and redeveloped hotels.

         During the periods following renovation and redevelopment in 1996, 1997 and the first two months of 1998, the 26 renovated hotels have experienced significant increases in REVPAR when comparing stabilized, normal, pre-renovation operations in months of the prior year to the corresponding months of stabilized post-renovation operations in 1995, 1996 and 1997. The weighted average REVPAR growth for these periods for the renovated and redeveloped hotels is 16.1% while the national average for 1996 and 1997 was 7.7% and 5.3%, respectively. While the Company significantly benefited from this upside improvement, the Lessee also minimized its losses from these hotels during the post-renovation periods. Management of the Company and the Lessee believe that REVPAR and operations for the renovated and redeveloped hotels will continue to show improved results in the short- and long-term. There can be no assurance, however, that the Lessee's operating results will improve because of various factors described under "Risk Factors." Further, the acquisition by the Company of additional hotels, requiring extensive renovations or redevelopment could create significant negative cash flows offsetting the improved operating results of the renovated and redeveloped hotels.

         As of December 31, 1997, the Lessee had a net working capital deficit of $6.0 million. The Lessee has access to a $1.5 million working capital line of credit. Executives of the Lessee have pledged $7.6 million of units to secure obligations of the Lessee to the Company under the Percentage Leases. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Information with respect to changes in accountants has been previously filed on Current Report on Form 8-K dated July 7, 1997 with disclosure under
Item 4 regarding a change in the Company's certifying accountants and is incorporated herein by reference.

         There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held April 17, 1998 and the information included therein is incorporated herein by reference.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Director-Nominees" in the Company's Proxy Statement. Information with respect to executive officers of the Company is incorporated by reference from the information under the caption "Executive Officers" in the Company's Proxy Statement.



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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         1. Financial Statements - See Index to Financial Statements on page F-1.

         2. Financial Statement Schedule - See Index to Financial Statements on page F-1.

         3.  Exhibits:

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------

3.1 Amended Articles of Incorporation of the Company, as further amended by the Articles of Amendment of the Company, as filed with the State Department of Assessments and Taxation of Maryland on November 9, 1994, filed as Exhibit 3.1 to the Company's Registration Statement No. 33-84346 and incorporated herein by this reference.

3.2*           Amended Bylaws of the Company, as currently in effect, filed as
               Exhibit 3.2 to the Company's 1997 Annual Report on Form 10-K and filed herewith.

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

3.6* Articles Supplementary Classifying Shares of 7.9% Class A Cumulative Convertible Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.1 thru      Omitted
  10.1.14

10.1.15* Second Amended and Restated Agreement of Limited Partnership dated as of October 4, 1997, filed as Exhibit 10.1.15 to the Company's 1997 Annual Report on Form 10-K and filed herewith.

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

10.2.31 Lease Agreement dated July 17, 1997, by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Best Western located in Lynnwood, Washington. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as
                  Exhibit 10.2.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by this reference.

10.2.32 Lease Agreement dated August 7, 1997, by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn located in San Diego, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by this reference.

10.2.33 Lease Agreement dated August 7, 1997, by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Crystal Suites located in Anaheim, California. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of

                  Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as
                  Exhibit 10.2.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by this reference.

10.2.34 Lease Agreement dated August 28, 1997, by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Regency Plaza located in Los Angeles. Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as
                  Exhibit 10.2.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by this reference.

10.2.35*          Lease Agreement by and between Sunstone Hotel Investors, L.P.
                  or its subsidiaries as lessor, and Sunstone Hotel Properties, Inc., as lessee, substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed herewith.

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

10.12 thru        Omitted
  10.20

10.21*            List of Subsidiaries of the Registrant

10.22 thru        Omitted
  10.30.17

10.30.18*         Amended and Restated Third Party Pledge Agreement among the
                  Partnership, Robert A. Alter and Charles Biederman, effective
                  August 28, 1997 filed as Exhibit 10.30.18 to the Company's
                  1997 Annual Report on Form 10-K and filed herewith.

10.31             Omitted

1031.1* Amended and Restated Revolving Credit Agreement dated as of October 10, 1997, among Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo Bank, National Association, filed as Exhibit 10.31.1 to the Company's 1997 Annual Report on Form 10-K and filed herewith.

10.32 Stock Purchase Agreement among the Company, Westbrook Real Estate Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I, L.P. and Kahler Realty Corporation dated as of August 5, 1997, filed on August 14, 1997 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by this reference.

10.33* Registration Rights Agreement among the Company, Westbrook Real Estate Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I, L.P. dated as of October 15, 1997 and filed as
                  Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

23.1*             Consent of Ernst & Young LLP

23.2*             Consent of Coopers & Lybrand L.L.P.

27*               Financial Data Schedule

----------
  *  Filed herewith.

 (b) Reports on Form 8-K; all other exhibits previously filed.


         Current Report on Form 8-K dated October 9, 1997 with disclosure under
Item 5 filing the Underwriting Agreement and the Opinion letters relating to a securities offering by the Company.

         Current Report on Form 8-K dated October 15, 1997, with disclosure under Item 2 regarding Acquisition and Disposition of Assets.

SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 9, 1998.

                                      SUNSTONE HOTEL INVESTORS, INC.

                                      By: /s/  ROBERT A. ALTER
                                         ---------------------------------------
                                              Robert A. Alter
                                              President, Secretary and
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K has been signed below by the following persons in the capacities and on the dates indicated:


         SIGNATURE                                 TITLE                                   DATE
         ---------                                 -----                                   ----
/s/ ROBERT A. ALTER                      President, Secretary and Chairman             March 9, 1998
----------------------------             of the Board of Directors (Principal
Robert A. Alter                          Executive Officer)

/s/ CHARLES L. BIEDERMAN                 Vice Chairman of the Board of                 March 9, 1998
----------------------------             Directors
Charles L. Biederman

/s/ KENNETH J. BIEHL                     Vice President and Chief Financial            March 9, 1998
----------------------------             Officer (Principal Financial and
Kenneth J. Biehl                         Accounting Officer)

/s/ C. ROBERT ENEVER                     Director                                      March 9, 1998
----------------------------
C. Robert Enever

/s/ LAURENCE GELLER                      Director                                      March 9, 1998
----------------------------
Laurence Geller

/s/ DAVID E. LAMBERT                     Director                                      March 9, 1998
----------------------------
David E. Lambert

/s/ H. RAYMOND BINGHAM                   Director                                      March 9, 1998
----------------------------
H. Raymond Bingham

/s/ FREDRIC H. GOULD                     Director                                      March 9, 1998
----------------------------
Fredric H. Gould

/s/ PAUL D. KAZILIONIS
----------------------------             Director                                      March 9, 1998
Paul D. Kazilionis

/s/ EDWARD H. SONDKER                    Director                                      March 9, 1998
----------------------------
Edward H. Sondker

                          INDEX TO FINANCIAL STATEMENTS


SUNSTONE HOTEL INVESTORS, INC. AND SUNSTONE HOTELS ("PREDECESSOR")

       Report of Independent Auditors.......................................................................... F-2

       Sunstone Hotel Investors, Inc. -- Consolidated Balance Sheets as of
          December 31, 1997 and 1996........................................................................... F-3

       Sunstone Hotel Investors, Inc. -- Consolidated Statements of Income for
         the years ended December 31, 1997 and 1996 and for the period August
         16, 1995 to December 31, 1995 and Sunstone Hotels (Predecessor) --
         Combined Statement of Operations for the period January 1, 1995 to
         August 15, 1995.......................................................................................  F-4

       Sunstone Hotel Investors, Inc. -- Consolidated Statements of Equity for
         the years ended December 31, 1997 and 1996 and for the period August
         16, 1995 to December 31, 1995 and Sunstone Hotels (Predecessor) --
         Combined Statement of Deficit for the period
         January 1, 1995 to August 15, 1995....................................................................  F-5

       Sunstone Hotel Investors, Inc. -- Consolidated Statements of Cash Flows
         for the years ended December 31, 1997 and 1996 and for the period
         August 16, 1995 to December 31, 1995 and Sunstone Hotels (Predecessor)
         - Combined Statement of Cash Flows for the period January 1, 1995 to
         August 15, 1995 ......................................................................................  F-6

       Notes to Consolidated and Combined Financial Statements.................................................  F-7

       Schedule III -- Real Estate and Accumulated Depreciation as of
         December 31, 1997.....................................................................................  F-27

      Report of Predecessor Accountants........................................................................  F-29

SUNSTONE HOTEL PROPERTIES, INC. ("LESSEE")

       Reports of Independent Auditors.........................................................................  F-30

       Consolidated Balance Sheets as of December 31, 1997 and 1996............................................  F-31

       Consolidated Statements of Operations and Stockholders' Deficit for the
         year ended December 31, 1997 and 1996
            and for the period August 16, 1995 through December 31, 1995.......................................  F-32

       Consolidated Statements of Cash Flows for the years ended December 31,
         1997 and 1996 and for the period August 16, 1995 through December 31,
         1995..................................................................................................  F-33

       Notes to Consolidated Financial Statements..............................................................  F-34

      Report of Predecessor Accountants........................................................................  F-41

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Sunstone Hotel Investors, Inc.


We have audited the accompanying consolidated balance sheet of Sunstone Hotel Investors, Inc. (the "Company") as of December 31, 1997 and the related consolidated statements of income, equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to Financial Statements. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements of Sunstone Hotel Investors, Inc. as of December 31, 1996 and for the year then ended and for the period from August 16, 1995 (inception) to December 31, 1995 and the combined financial statements of Sunstone Hotels ("Predecessor") for the period January 1, 1995 to August 15, 1995 were audited by other auditors whose report dated February 28, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of and for the year ended December 31, 1997 present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. as of December 31, 1997 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP



Newport Beach, California
February 27, 1998

                         SUNSTONE HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                      ----------------------------------
                                                                                           1997                 1996
                                                                                      -------------        -------------
ASSETS:

Investments in hotel properties, net                                                  $ 704,323,000        $ 152,937,000
Notes receivable                                                                          6,085,000            2,850,000
Cash and cash equivalents                                                                 3,584,000              142,000
Restricted cash                                                                           2,421,000                   --
Rent receivable - Lessee                                                                  7,641,000            2,360,000
Other assets, net                                                                        15,523,000            1,790,000
                                                                                      -------------        -------------
                                                                                      $ 739,577,000        $ 160,079,000
                                                                                      =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                                              $ 179,800,000        $  40,400,000
Notes payable                                                                           116,671,000           19,651,000
Accounts payable and other accrued expenses                                              10,937,000            3,249,000
Dividends payable to preferred shareholders                                                 422,000                   --
                                                                                      -------------        -------------
                                                                                        307,830,000           63,300,000
                                                                                      =============        =============

Commitments and contingencies (Note 10)

Minority interest                                                                        33,860,000           15,978,000

Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred Stock, $.01 par value, 10,000,000 authorized; 250,000 issued and outstanding as of December 31, 1997
     (liquidation preference $100 per share aggregating $25,000,000)                          3,000                   --

Common stock, $.01 par value, 50,000,000 authorized; 32,284,103 and 10,936,457
     issued and outstanding as of December 31, 1997 and 1996, respectively                  323,000              109,000

Additional paid-in capital                                                              401,098,000           80,700,000
Distributions in excess of earnings                                                      (3,537,000)              (8,000)
                                                                                      -------------        -------------
                                                                                        397,887,000           80,801,000
                                                                                      -------------        -------------

                                                                                      $ 739,577,000        $ 160,079,000
                                                                                      =============        =============



   The accompanying notes are an integral part of these financial statements.

       SUNSTONE HOTEL INVESTORS, INC. -- CONSOLIDATED STATEMENTS OF INCOME
        SUNSTONE HOTELS (PREDECESSOR) -- COMBINED STATEMENT OF OPERATIONS


                                                                       Sunstone Hotel Investors, Inc.               Sunstone Hotels
                                                            --------------------------------------------------      ---------------
                                                                                                 For the period      For the period
                                                            For the Years Ended December 31,     August 16, 1995     January 1, 1995
                                                            --------------------------------     to December 31,      to August 15,
                                                                1997               1996               1995                1995
                                                            ------------       ------------       ------------       ------------
REVENUES:
Lease revenue - Lessee                                      $ 44,680,000       $ 14,848,000       $  3,013,000       $         --
Hotel operating revenue                                               --                 --                 --          9,675,000
Interest income                                                  471,000            236,000             47,000                 --
                                                            ------------       ------------       ------------       ------------
                                                              45,151,000         15,084,000          3,060,000          9,675,000
                                                            ------------       ------------       ------------       ------------

EXPENSES:
Real estate related depreciation and amortization             14,749,000          4,514,000            968,000            696,000
Interest expense and amortization of financing costs           6,365,000          1,558,000             47,000          1,270,000
Real estate and personal property taxes and insurance          4,670,000          1,273,000            312,000            356,000
Property operating costs                                              --                 --                 --          3,550,000
General and administrative                                     1,890,000          1,015,000            109,000            721,000
Management fees                                                       --                 --                 --            409,000
Franchise costs                                                       --                 --                 --            323,000
Advertising and promotion                                             --                 --                 --            676,000
                                                            ------------       ------------       ------------       ------------

Total expenses                                                27,674,000          8,360,000          1,436,000          8,001,000
                                                            ------------       ------------       ------------       ------------

Income before minority interest and extraordinary item        17,477,000          6,724,000          1,624,000          1,674,000

Minority interest                                             (1,886,000)        (1,090,000)          (284,000)                --
                                                            ------------       ------------       ------------       ------------

Income before extraordinary item                              15,591,000          5,634,000          1,340,000          1,674,000

Extraordinary charge for early extinguishment of debt
     (net of $34,000 of minority interest)                            --                 --           (159,000)                --
                                                            ------------       ------------       ------------       ------------

NET INCOME                                                    15,591,000          5,634,000          1,181,000          1,674,000

Dividends on preferred shares                                   (422,000)                --                 --                 --
                                                            ------------       ------------       ------------       ------------

INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $ 15,169,000       $  5,634,000       $  1,181,000       $  1,674,000
                                                            ============       ============       ============       ============

EARNINGS PER SHARE (Note 9)
     Basic                                                  $       0.72       $       0.70       $       0.19
                                                            ============       ============       ============

     Diluted                                                $       0.71       $       0.69       $       0.19
                                                            ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY


                                                                         Common Stock                     Preferred Stock
                                                              -------------------------------     -------------------------------
                                              Total              Shares               $               Shares              $
                                           -------------      -------------     -------------     -------------     -------------
Balance at August 16, 1995                 $     490,000                 --       $        --                --       $        --
     Reorganization and issuance of
         common stock                         53,306,000          6,322,000            63,000                --                --
     Predecessor deficit                      (6,627,000)                --                --                --                --
     Issuance of common stock to
         directors                                71,000                 --                --                --                --
     Dividends/distributions declared         (2,695,000)                --                --                --                --
     Net income                                1,181,000                 --                --                --                --
     Minority interest                        (8,231,000)                --                --                --                --
                                           -------------      -------------     -------------     -------------     -------------

Balance at December 31, 1995                  37,495,000          6,322,000            63,000                --                --
     Issuance of common stock, net            43,151,000          4,614,457            46,000                --                --
     Distributions declared                   (5,642,000)                --                --                --                --
     Net income                                5,634,000                 --                --                --                --
     Redeemed Operating Partnership
        Units in excess of book value             (7,000)                --                --                --                --
     Reallocation of minority interest           170,000                 --                --                --                --
                                           -------------      -------------     -------------     -------------     -------------

Balance at December 31, 1996                  80,801,000         10,936,457           109,000                --                --
     Issuance of common stock, net           306,067,000         21,347,646           214,000                --                --
     Issuance of preferred stock              25,000,000                 --                --           250,000             3,000
     Distributions declared                  (18,698,000)                --                --                --                --
     Income available to common
        shareholders                          15,169,000                 --                --                --                --
     Redeemed Operating Partnership
        Units in excess of book value           (184,000)                --                --                --                --
     Reallocation of minority interest       (10,268,000)                --                --                --                --
                                           -------------      -------------     -------------     -------------     -------------
Balance at December 31, 1997               $ 397,887,000         32,284,103     $     323,000           250,000     $       3,000
                                           =============      =============     =============     =============     =============



                                               Additional        Distributions
                                                 Paid-In          in Excess of
                                                 Capital            Earnings
                                              -------------      -------------
Balance at August 16, 1995                    $     490,000      $          --
     Reorganization and issuance of
         common stock                            53,243,000                 --
     Predecessor deficit                         (6,627,000)                --
     Issuance of common stock to
         directors                                   71,000                 --
     Dividends/distributions declared            (1,514,000)        (1,181,000)
     Net income                                          --          1,181,000
     Minority interest                           (8,231,000)                --
                                              -------------      -------------

Balance at December 31, 1995                     37,432,000                 --
     Issuance of common stock, net               43,105,000                 --
     Distributions declared                              --         (5,642,000)
     Net income                                          --          5,634,000
     Redeemed Operating Partnership
        Units in excess of book value                (7,000)                --
     Reallocation of minority interest              170,000                 --
                                              -------------      -------------

Balance at December 31, 1996                     80,700,000             (8,000)
     Issuance of common stock, net              305,853,000                 --
     Issuance of preferred stock                 24,997,000                 --
     Distributions declared                              --        (18,698,000)
     Income available to common
        shareholders                                     --         15,169,000
     Redeemed Operating Partnership
        Units in excess of book value              (184,000)                --
     Reallocation of minority interest          (10,268,000)                --
                                              -------------      -------------
Balance at December 31, 1997                  $ 401,098,000      $  (3,537,000)
                                              =============      =============


                          SUNSTONE HOTELS (PREDECESSOR)
                          COMBINED STATEMENT OF DEFICIT

                                   Partners' Deficit
                                 --------------------
Balance at December 31, 1994     $         (8,274,000)
     Net income                             1,674,000
     Capital contributions                     15,000
     Distributions                            (42,000)
                                 --------------------

Balance at August 15, 1995       $         (6,627,000)
                                 ====================



   The accompanying notes are an integral part of these financial statements.

     SUNSTONE HOTEL INVESTORS, INC. -- CONSOLIDATED STATEMENTS OF CASH FLOWS
        SUNSTONE HOTELS (PREDECESSOR) -- COMBINED STATEMENT OF CASH FLOWS

                                                                                 Sunstone Hotel Investors, Inc.
                                                                ------------------------------------------------------------
                                                                          For the year ended                For the period
                                                                              December 31,                  August 16, 1995
                                                                --------------------------------------      to December 31,
                                                                       1997                  1996                 1995
                                                                ----------------      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $     15,169,000      $      5,634,000      $      1,181,000
Extraordinary item due to early extinguishment of debt                      --                    --                 159,000
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Minority interest                                                 1,886,000             1,090,000               284,000
     Depreciation and amortization                                    14,849,000             4,514,000               968,000
     Amortization of financing costs                                     637,000               221,000                35,000
     Increase in due to affiliates for management fees                      --                    --                    --
     Management fees waived by partner                                      --                    --                    --
Changes in assets and liabilities:
     Receivables, net                                                       --                    --                    --
     Rent receivable - Lessee                                         (5,281,000)           (1,714,000)             (646,000)
     Other assets, net                                                  (996,000)               21,000              (900,000)
     Accounts payable and other accrued expenses                      (2,368,000)            1,903,000             1,210,000
     Dividends payable to preferred shareholders                         420,000                  --                    --
                                                                ----------------      ----------------      ----------------

Net cash provided by operating activities                             24,316,000            11,669,000             2,291,000
                                                                ----------------      ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, improvements and additions to hotel properties         (389,577,000)          (83,857,000)          (32,899,000)
Proceeds from sale of hotel properties                                      --               1,100,000                  --
Decrease in restricted cash                                               44,000                  --                    --
Issuance of notes receivable                                          (5,474,000)                 --                    --
Payments received on notes receivable                                  2,461,000                  --                    --
                                                                ----------------      ----------------      ----------------
Net cash used in investing activities                               (392,546,000)          (82,757,000)          (32,899,000)
                                                                ----------------      ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                           273,317,000            43,151,000            52,982,000
Net proceeds from issuance of partnership units                          483,000                  --                    --
Payments to noncontinuing equity investors of Predecessor                   --                    --                (832,000)
Payment of deferred financing costs                                   (1,720,000)             (308,000)             (425,000)
Borrowings on revolving line of credit                               185,900,000            53,200,000             8,400,000
Principal payments on revolving line of credit                       (46,500,000)          (21,200,000)                 --
Principal payments on notes payable                                  (18,233,000)             (411,000)          (23,420,000)
Payments on advances from affiliates                                        --                    --                    --
Distributions to shareholders                                        (18,698,000)           (7,096,000)             (727,000)
Distributions to partners                                             (2,877,000)           (1,328,000)             (154,000)
                                                                ----------------      ----------------      ----------------
Net cash provided by (used in) financing activities                  371,672,000            66,008,000            35,824,000
                                                                ----------------      ----------------      ----------------

Net change in cash and cash equivalents                                3,442,000            (5,080,000)            5,216,000

Cash and cash equivalents, beginning of period                           142,000             5,222,000                 6,000
                                                                ----------------      ----------------      ----------------
Cash and cash equivalents, end of period                        $      3,584,000      $        142,000      $      5,222,000
                                                                ================      ================      ================
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized              $      5,732,000      $      1,337,000      $         11,000
                                                                ================      ================      ================


                                                                     Sunstone Hotels
                                                                    ----------------
                                                                      For the period
                                                                     January 1, 1995
                                                                       to August 15,
                                                                          1995
                                                                    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $      1,674,000
Extraordinary item due to early extinguishment of debt                          --
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Minority interest                                                          --
     Depreciation and amortization                                           696,000
     Amortization of financing costs                                            --
     Increase in due to affiliates for management fees                        70,000
     Management fees waived by partner                                        15,000
Changes in assets and liabilities:
     Receivables, net                                                        255,000
     Rent receivable - Lessee                                                   --
     Other assets, net                                                        79,000
     Accounts payable and other accrued expenses                          (1,595,000)
     Dividends payable to preferred shareholders                                --
                                                                    ----------------

Net cash provided by operating activities                                  1,194,000
                                                                    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, improvements and additions to hotel properties                 (463,000)
Proceeds from sale of hotel properties                                          --
Decrease in restricted cash                                                  104,000
Issuance of notes receivable                                                    --
Payments received on notes receivable                                           --
                                                                    ----------------
Net cash used in investing activities                                       (359,000)
                                                                    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                      --
Net proceeds from issuance of partnership units                                 --
Payments to noncontinuing equity investors of Predecessor                       --
Payment of deferred financing costs                                             --
Borrowings on revolving line of credit                                          --
Principal payments on revolving line of credit                                  --
Principal payments on notes payable                                         (846,000)
Payments on advances from affiliates                                        (418,000)
Distributions to shareholders                                                   --
Distributions to partners                                                    (42,000)
                                                                    ----------------
Net cash provided by (used in) financing activities                       (1,306,000)
                                                                    ----------------

Net change in cash and cash equivalents                                     (471,000)

Cash and cash equivalents, beginning of period                               718,000
                                                                    ----------------

Cash and cash equivalents, end of period                            $        247,000
                                                                    ================
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized                  $      1,750,000
                                                                    ================



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                December 31, 1997


1.  ORGANIZATION AND BASIS OF PRESENTATION

            Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company"), was formed in 1995 as a real estate investment trust ("REIT"). At December 31, 1997, the Company had a 92.2% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which began operations as of August 16, 1995, upon receipt of the proceeds from the Company's initial public offering (the "Offering") and consummation of certain formation transactions (Note 8). The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

            In connection with the Offering, the Company acquired seven hotels (the "Sunstone Hotels") from seven entities controlled by officers and a director of the Company and acquired three additional hotels (the "Acquisition Hotels" and together, the "Initial Hotels") from unrelated third parties in exchange for (i) units in the Operating Partnership ("Units"), (ii) the payment of mortgage indebtedness for the Sunstone Hotels, and (iii) payment of cash to purchase the Acquisition Hotels.

            At December 31, 1997, the Company's portfolio included 53 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Vice Chairman of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis Of Presentation:

            The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

The Predecessor:

            The predecessor to the Company was Sunstone Hotels ("Predecessor"), consisting of the seven entities as referred to above. Due to common ownership and management of the Predecessor, the historical combined financial statements have been accounted for as a group of entities under common control. All significant intercompany transactions and balances have been eliminated in the combined presentation. The financial statements of the Predecessor do not include the Acquisition Hotels or other hotel properties acquired subsequent to the Offering and are, therefore, not comparable to the financial statements of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments In Hotel Properties:

            The Sunstone Hotels are recorded at the historical cost of the Predecessor including accumulated depreciation. All other hotel properties are recorded at cost, less accumulated depreciation. During periods of construction or major renovation, interest attributable to rooms under construction or major renovation and not in service is capitalized until such rooms are available for their intended use under a specific identification method. Hotel properties are depreciated using the straight-line method over estimated useful lives ranging from five to thirty-five years for buildings and improvements and three to ten years for furniture, fixtures and equipment. A gain or loss is recorded to the extent the amounts ultimately received upon disposition differ from the book values of the hotel assets. Franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from 10 to 20 years.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Investments In Hotel Properties, continued:

            In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of the assets. At December 31, 1997, management believes that the sum of the expected future undiscounted cash flows, excluding interest charges, for each hotel asset is greater than the carrying amount of each hotel property. No such impairment losses have been recognized to date.

Cash And Cash Equivalents:

            Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

Restricted Cash:

            Restricted cash is comprised of reserve accounts for capital replacements, property taxes and debt service. These restricted funds are subject to supervision and approval by the lenders.

Other Assets:

            Other assets consist primarily of laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, deferred offering costs, deferred financing costs, deposits and amounts due from affiliates. Laundry facilities, which are held as long-term investments, are stated at cost less accumulated depreciation and are depreciated using the straight-line method over estimated useful lives ranging from five to thirty-five years for buildings and improvements and three to ten years for furniture, fixtures and equipment. Amortization of deferred loan costs is computed using the straight-line method over the life of the loan based upon the terms of the loan agreements. Deferred offering costs are offset against equity when the related offering proceeds are received.

Minority Interest:

            Minority interest carried on the balance sheet is adjusted periodically upon issuance of either common stock of the Company or Units based on the number of Units outstanding held by affiliates and other unrelated parties divided by the sum of total Units outstanding at the measurement date (Note 8). Such adjustments are recorded as adjustments to additional paid-in capital.

Concentrations:

            At December 31, 1997 and 1996, the Company had amounts in banks that were in excess of federally insured amounts.

            The Company currently invests exclusively in hotel properties. The hotel industry is highly competitive and the Company's hotel investments are subject to competition from other hotels for guests. Each of the Company's hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting its hotel investments.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations, continued:

            In 1997 and 1996, the Company earned rents under the Percentage Leases of $44,680,000 and $14,848,000, respectively, all of which was earned from the Percentage Leases with the Lessee (Note 11).

            The Company must rely solely on the Lessee to generate sufficient cash flow from operation of the hotels to enable the Lessee to meet rent obligations under the Percentage Leases. From inception, the Lessee has generated sufficient operating cash flow to meet its obligations under the Percentage Leases and has remained current in its payments to the Company. During 1998, management of the Lessee anticipates generating positive operating cash flow, however, there can be no assurance that operating expectations will be met in the future. See the Lessee's consolidated financial statements included elsewhere herein.

Revenue Recognition:

            All of the Company's operating hotel properties are leased to the Lessee under Percentage Leases. The Company recognizes lease revenue when earned over the terms of the respective Percentage Leases.

Advertising Expense:

            Advertising and promotion costs are expensed when incurred.

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

Stock-Based Compensation:

            The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its Stock Incentive Plans and its Directors Plan.

Per Share Data:

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Of Financial Instruments:

            Management has estimated the fair value of its financial instruments. Considerable judgment is required in interpreting market data in order to develop estimates of the fair value of the Company's financial instruments. Accordingly, the estimated values are not necessarily indicative of the amounts that could be realized in current market exchanges. For those financial instruments for which it is practical to estimate value, management believes that the carrying amounts of the Company's financial instruments reasonably approximate their fair value at December 31, 1997 and 1996.

Use Of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates in the near term.

Seasonality:

            The hotel industry is seasonal in nature. Seasonal variations in revenues at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues

Reclassifications:

            Certain prior year balances have been reclassified to conform to the current year presentation.

3.  INVESTMENTS IN HOTEL PROPERTIES

            Investments in hotel properties consists of the following at December 31:

                                                                  1997                    1996
                                                             -------------           -------------
          Land                                               $  93,456,000           $  25,774,000
          Buildings and improvements                           549,770,000             121,550,000
          Fixtures, furniture and equipment                     76,753,000              19,681,000
          Construction in process                               15,991,000               2,851,000
                                                             -------------           -------------
                                                               735,970,000             169,856,000
          Accumulated depreciation and amortization            (31,647,000)            (16,919,000)
                                                             -------------           -------------

          Investments in hotel properties, net               $ 704,323,000           $ 152,937,000
                                                             =============           =============

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


3.  INVESTMENTS IN HOTEL PROPERTIES, continued

The Kahler Acquisition:

            On October 15, 1997, the Company completed the acquisition of all the outstanding capital stock of Kahler Realty Corporation ("Kahler") from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. (collectively, "Westbrook") for aggregate consideration of approximately $372.3 million (the "Kahler Acquisition"), including the concurrent buyout of minority interests in certain hotels that were partially owned by Kahler. In addition, the Company may be required to pay up to $16.0 million in additional consideration, based upon specified future operating results of the acquired hotels. Any upward adjustment in the purchase price will be treated as additional consideration and will be capitalized to the hotel properties. The Kahler Acquisition was funded with the net proceeds from the Company's public offering in October 1997, the assumption of Kahler debt, the issuance of common and preferred stock to Westbrook and with borrowings from the Company's unsecured revolving line of credit. The Kahler portfolio purchased by the Company consists of 17 hotels with 4,255 rooms (the "Kahler Hotels"), principally in two markets, the Mountain region states of Utah, Idaho, Montana and Arizona (11 hotels) and Rochester, Minnesota (four hotels).

            Total consideration for the Kahler Hotels, including transaction costs, consisted of the following:

          Cash                                                                      $213,404,000
          Assumed notes payable                                                       94,494,000
          Issuance of common stock                                                    32,000,000
          Issuance of 7.9% Class A Cumulative Convertible Preferred Shares            25,000,000
          Assumed other assets and liabilities, net                                    7,363,000
                                                                                    ------------
                                                                                    $372,261,000
                                                                                    ============

Other 1997 Activity:

            During 1997, the Company acquired or invested in 12 hotel properties, excluding the Kahler Acquisition, for aggregate consideration of $150,427,000, including transaction costs, comprised of $121,404,000 in cash, $20,529,000 in assumed notes payable and the issuance of 624,740 Units valued at $8,493,000, which are exchangeable for a like number of shares of common stock of the Company. During 1997, the Company completed, or was in the process of completing, substantial renovations at 19 of the hotel properties, and in connection with such renovations, incurred costs of approximately $48,756,000.

1996 Activity:

            During 1996, the Company acquired 12 hotel properties for aggregate consideration of $85,884,000, including transaction costs, comprised of $57,942,000 in cash, $20,062,000 in assumed notes payable and the issuance of 786,347 Units, which are exchangeable for a like number of shares of common stock of the Company. During 1996, the Company completed, or was in the process of completing, substantial renovations at ten of the hotel properties, and in connection with such renovations, incurred costs of approximately $9,600,000. In addition, during 1996, the Company completed the development and construction of one hotel property and incurred related costs in 1996 of $5,189,000.

            In May 1996, the Company sold two hotel properties acquired in February 1996 for aggregate consideration of $3,950,000, comprised of $1,100,000 in cash and mortgage notes receivable aggregating $2,850,000. The Company did not recognize any gain or loss in connection with the sale of the assets.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


3.  INVESTMENTS IN HOTEL PROPERTIES, continued

            The Kahler acquisition and all of the other hotels properties acquired have been accounted for as purchase business acquisitions and, accordingly, the results of operations of the acquisitions have been included in the Company's consolidated results of operations from the respective date of acquisition.

4.  NOTES RECEIVABLE

          Notes receivable consisted of the following at December 31:

                                                                                            1997                1996
                                                                                        ----------          ----------
          Note  receivable dated May 17, 1996; monthly payments of interest only at 9.1% until maturity on May 17, 1997; collateralized by
                a deed of trust, assignment of rents and fixtures                       $     --            $1,250,000

          Note  receivable dated May 17, 1996 as amended June 25, 1997;
                monthly payments of principal and interest at 4.25% over LIBOR until maturity on July 1, 2002; collateralized by a deed of
                trust, assignment of rents and fixtures                                    395,000           1,600,000

          Note  receivable dated December 23, 1997; monthly payments of principal and interest at 10% until maturity on September 30,
                1998; collateralized by a deed of trust, assignment of rents
                and fixtures (Note 10)                                                   2,224,000                --

          Note  receivable dated December 23, 1997; monthly payments of principal and interest at 10% until maturity on September 30,
                1998; collateralized by a deed of trust, assignment of rents
                and fixtures (Note 10)                                                   3,250,000                --

          Note  receivable dated June 30, 1997; monthly payments of principal and interest at 12% until maturity on July 30, 2002;
                collateralized by a deed of trust, assignment of rents and
                fixtures                                                                   216,000                --
                                                                                        ----------          ----------

                                                                                        $6,085,000          $2,850,000
                                                                                        ==========          ==========

            Related interest income for the years ended December 31, 1997 and 1996 was $176,000 and $167,000, respectively. The Company has not recognized interest income on certain of the above notes receivable which are related to development agreements (Note 10).

5. OTHER ASSETS

          Other assets consists of the following at December 31:

                                                                                              1997                   1996
                                                                                         ------------           ------------
          Laundry facilities:
                Land                                                                     $  2,867,000           $       --
                Buildings and improvements                                                  6,857,000                   --
                Fixtures, furniture and equipment                                           1,834,000                   --
                                                                                         ------------           ------------
                                                                                           11,558,000                   --
          Accumulated depreciation                                                           (100,000)                  --
                                                                                         ------------           ------------

                                                                                           11,458,000                   --
          Deferred financing costs, net of accumulated amortization of $839,000
                in 1997 and $253,000 in 1996                                                1,737,000                654,000
          Prepaid expenses and other                                                        2,328,000              1,136,000
                                                                                         ------------           ------------

                                                                                         $ 15,523,000           $  1,790,000
                                                                                         ============           ============

6.  REVOLVING LINE OF CREDIT

            On October 10, 1997, the Company increased its unsecured revolving line of credit facility (the "Credit Facility") from $100 million to $200 million. The Credit Facility accrues interest at LIBOR plus 1.80% per annum, has a two year term, maturing July 1, 1999, with a one-year extension option in favor of the Company and provides for a reduction in the interest rate margin if the Company's debt securities are rated by a national rating agency. The Credit Facility may be used for acquisitions, capital improvements, working capital and general corporate purposes and requires the Company to pay a 0.25% fee on the unused portion.

            Prior to the increase from $100 million to $200 million, availability under the Credit Facility ranged from $30 million in 1996 to $100 million in 1997 and accrued interest at rates ranging from LIBOR plus 2.25% to LIBOR plus 1.75%. As of December 31, 1997 and 1996, additional borrowings available under the credit facility were $11.1 million (net of $10.1 million reserved availability for development of hotels) and $9.6 million, respectively. The weighted average interest rates on outstanding borrowings at December 31, 1997 and 1996 was 7.73% and 7.53%, respectively.

            The line of credit requires the Company to maintain a specified debt to net worth ratio, a coverage ratio of EBITDA to debt service and a debt service coverage ratio. In addition, the Company is restricted in the amount of distributions to share and unit holders and must maintain a specified liquidity. Further, the Company is required to maintain national franchises at each of its properties and maintain its REIT status. The Credit Facility requires that the Company provide collateral if the Company fails to satisfy certain financial covenants. At December 31, 1997 and 1996, the Company was in compliance with such covenants.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                                              1997                 1996
                                                                                          -----------          -----------
            $2,100,000 note payable dated June 9, 1994; monthly payments of principal and interest at 9.76%, maturing in 2004;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                            $ 1,978,000          $ 2,025,000

            $1,000,000 note payable dated October 12, 1994; monthly payments of principal and interest at 8.73%; maturing in 2014;
                  collateralized by a second deed of trust, assignment of rents
                  and fixtures                                                                930,000              955,000

            $9,000,000 note payable dated September 26, 1995; monthly payments of principal and interest at 9.95%; maturing in 1999;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures (this note was repaid in January 1998)                       7,622,000            8,018,000

            $9,500,000 note payable dated December 28, 1993; monthly payments of principal and interest at 9.67%; maturing in 1999;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures (this note was repaid in January 1998)                       8,343,000            8,653,000

            $3,420,000 note payable dated May 27, 1994; monthly payments of principal and interest at 8.25%; maturing in 2004;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                              3,350,000                 --

            $10,000,000 note payable dated September 1, 1992; monthly payments of principal and interest at 9.88%; maturing in 2013;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                              9,059,000                 --

            $33,000,000 note payable dated October 10, 1997; monthly payments of principal and interest at 7.96%; maturing in 2002;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                             32,944,000                 --

            $22,600,000 note payable dated October 14, 1997; monthly payments of interest only at LIBOR plus 2.25%; maturing in 2000;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                             22,600,000                 --

            $13,120,000 industrial development bonds dated July 9, 1997; monthly payments of principal and interest at a variable rate ranging from 3.7% to 4.1% during 1997 with principal amounts deposited into a restricted cash account; maturing in 2015;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                             13,060,000                 --

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. NOTES PAYABLE, continued

                                                                                                 1997                 1996
                                                                                          -------------------  -------------------
            $9,500,000 industrial development bonds dated December 1, 1985;
                  monthly payments of principal and interest at a variable rate ranging from 4.25% to 4.30% during 1997 with principal amounts deposited into a restricted cash account; maturing in 2015;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                                      8,495,000                 --

            $9,700,000 industrial development bonds dated October 10, 1986;
                  monthly payments of principal and interest at a variable rate of 4.25% during 1997 with principal amounts deposited into a restricted cash account; maturing in 2013; collateralized by a
                  first deed of trust, assignment of rents and fixtures                             7,900,000                 --

            $390,000 note payable dated December 19, 1997; with no interest if paid in full on the maturity date of December 19, 1998;
                  collateralized by a first deed of trust, assignment of rents
                  and fixtures                                                                        390,000                 --
                                                                                          -------------------  -------------------
                                                                                          $       116,671,000  $        19,651,000
                                                                                          ===================  ===================

            Notes payable are secured by hotel properties carried at $274,069,000 at December 31, 1997. Interest expense on these mortgage notes payable was $3,597,000 and $506,000 for the years ended December 31, 1997 and 1996, respectively.

            Total interest incurred under the Company's notes payable and the revolving line of credit (Note 6), during 1997, 1996 and during the periods August 16, 1995 to December 31, 1995 and January 1, 1995 through August 15, 1995 totaled $8,001,000, $2,468,000, $12,000 and $1,270,000, respectively, of which
$2,273,000 and $1,131,000 was capitalized for the years ended December 31, 1997 and 1996, respectively.

            Future principal maturities of notes payable at December 31, 1997, are as follows:

            1998                                       $          18,073,000
            1999                                                   1,865,000
            2000                                                  24,577,000
            2001                                                   2,108,000
            2002                                                  31,477,000
            Thereafter                                            38,567,000
                                                       ----------------------
                                                       $         116,671,000
                                                       ======================

8.  EQUITY

Initial Public Offering and Formation Transactions:

            The Company completed an initial public offering of 5,910,000 shares of its common stock on August 16, 1995. The Company issued an additional 404,500 shares of common stock on September 3, 1995 upon a partial exercise of the underwriters' over-allotment option. The offering price of all shares sold in the Offering was $9.50 per share, resulting in gross proceeds of approximately $60.0 million and net proceeds (less underwriters' discount and offering costs) of approximately $53.3 million.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


8.  EQUITY, continued

Initial Public Offering and Formation Transactions, continued:

            The Company contributed all of the net proceeds of the Offering to the Operating Partnership in exchange for an approximately 82.5% aggregate equity interest in the Operating Partnership. In connection with the Offering, the Company acquired seven hotels, the Sunstone Hotels, from seven entities controlled by officers and a director of the Company and acquired the three Acquisition Hotels from unrelated third parties in exchange for (i) 1,288,500 units ("Units") in the Operating Partnership (representing the remaining 17.5% of equity interest in the Operating Partnership) which are exchangeable for a like number of shares of the common stock of the Company, (ii) the payment of mortgage indebtedness for the Sunstone Hotels of approximately $23.5 million and other obligations relating to the Sunstone Hotels, and (iii) payment of approximately $25.8 million to purchase the Acquisition Hotels.

1996 Stock Offerings:

            On August 7, 1996, the Company completed a follow-on offering for 4,000,000 shares of its common stock. On September 10, 1996, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold was $10.00 per share, resulting in gross proceeds of approximately $46.0 million and net proceeds (less the underwriters' discount and offering costs) of approximately $43.1 million.

1997 Stock Offerings:

            On January 6, 1997, the Company completed a follow-on offering for 4,000,000 shares of its common stock. Concurrently, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold in the offering was $13.00 per share, resulting in gross proceeds of approximately $59.8 million and net proceeds (less underwriters' discount and offering costs) of approximately $56.8 million.

            On March 31, 1997, the Company completed a follow-on offering for 700,000 shares of its common stock. On April 28, 1997, 105,000 shares of common stock were issued by the Company upon the full exercise of the underwriter's over-allotment option. The offering price of the shares sold was $13.75 per share, resulting in gross proceeds of approximately $11.1 million and net proceeds (less underwriter's discount and offering costs) of approximately $10.6 million.

            On May 6, 1997, the Company completed a follow-on offering for 4,000,000 shares of common stock. The offering price of the shares sold was $13.375 per share, resulting in gross proceeds of approximately $53.5 million and net proceeds (less underwriters' discount and offering costs) of approximately $51.4 million.

            On October 15, 1997, in connection with the closing of the Kahler Acquisition, the Company completed a follow-on offering for 9,000,000 shares of common stock. The offering price of the shares sold was $17.25 per share, resulting in gross proceeds of approximately $155.3 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $147.1 million. On November 7, 1997, 490,000 shares of common stock were issued by the Company upon the partial exercise of the underwriter's over-allotment option. The offering price of the shares sold was $17.25 per share, resulting in gross proceeds of approximately $8.5 million and net proceeds (after deducting the underwriter's discount and offering costs) of approximately $8.0 million. Additionally, the Company issued 2,284,262 shares of common stock at a price of $14.01 per share, for a total of $32,000,000 and 250,000 shares of 7.9% Class A Cumulative Convertible Preferred Stock at $100 per share for a total of $25,000,000, to Westbrook.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8.  EQUITY, continued

1997 Stock Offerings, continued:

            In October 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $325 million of common stock, preferred stock and warrants to purchase common stock and preferred stock. This registration statement was in addition to the registration statement providing for the issuance of up to $200 million in securities, which was filed in 1996. The Company intends to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the acquisition and development of additional hotels, the renovation of currently owned hotels, and the repayment of debt. Availability under the Company's shelf registration statement was $188.1 million at December 31, 1997.

Preferred Stock:

            Subject to certain limitations, the Board of Directors is authorized to issue, from the 10,000,000 authorized but unissued shares of capital stock of the Company, Preferred Stock in such classes or series as the Board of Directors may determine.

            In connection with the Kahler Acquisition the Company issued 250,000 shares of its newly designated 7.9% Class A Cumulative Convertible Preferred Stock (the "Class A Shares"). The holders of the Class A Shares are entitled to one vote for each share of Common Stock into which such holder's Class A Shares could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock. The holders of Class A Shares shall be entitled to vote, together with holders of Common Stock as a single class. Subject to preferences that may be applicable to any future class of Preferred Stock, the holders of Class A Shares are entitled to receive, ratably, a dividend equal to the greater of (i) 7.9% per share per annum or (ii) the percentage dividend that would be paid on the Common Stock into which the Preferred Stock is convertible.

            Each Class A Share is convertible at the option of the holder at any time into a number of shares of Common Stock that is equal to the quotient obtained by dividing $100 by $14.7093, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. On or at any time after the fifth anniversary of issuance of the Class A Shares, the Company may, at its option, redeem the Class A Shares in whole or in part by paying an amount equal to the redemption percentage of $100.00 per share then in effect (as adjusted for any stock dividends, combinations or splits), plus all accrued but unpaid dividends on such shares. The redemption percentage declines one percent per year, from 105% to par commencing in 2002.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8.  EQUITY, continued

Dividends:

The Company has adopted a policy of paying regular quarterly dividends on its common stock, and cash distributions have been paid on the Company's common stock with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company.

      Quarter to Which               Distribution               Distribution                  Per Share
    Distribution Relates              Record Date               Payment Date             Distribution Amount
------------------------------  ------------------------  ------------------------- ------------------------------
1996
       1st Quarter                      5/1/96                    5/15/96                     $0.23
       2nd Quarter                      8/1/96                    8/15/96                     $0.23
       3rd Quarter                      11/1/96                   11/15/96                    $0.25
       4th Quarter                      2/1/97                    2/14/97                     $0.25
1997
       1st Quarter                      4/29/97                   5/15/97                     $0.25
       2nd Quarter                      7/31/97                   8/15/97                     $0.25
       3rd Quarter                      9/30/97                   11/14/97                    $0.275
       4th Quarter                     12/31/97                   2/16/98                     $0.275


Reconciliation of Operating Partnership Units Outstanding:

                                                    Year Ended December 31, 1997
                              ------------------------------------------------------------------------
                                   Company           Affiliates          Other             Total
                              -----------------     --------------   -------------   -----------------
Balance at beginning of year         10,936,457         1,455,799          706,347          13,098,603
Stock options exercised                  41,860                                                 41,860
Stock awards issued                      13,766                                                 13,766
Warrants exercised                                         50,850                               50,850
Operating Partnership units
     redeemed/ exchanged                 58,446           (90,409)                             (31,963)
Dividend reinvestment plan
     and additional cash
     investment plan                     54,312                                                 54,312
Common stock offerings               21,179,262                                             21,179,262
Contributions of hotel
     properties                                                            624,740             624,740
                              -----------------     -------------    -------------   -----------------
Balance at end of year               32,284,103         1,416,240        1,331,087          35,031,430
                              -----------------     -------------    -------------   -----------------
Ownership interest at end of
     year                                  92.2%             4.0%              3.8%              100.0%
                              =================     =============    =============   =================



                                                    Year Ended December 31, 1996
                                --------------------------------------------------------------------
                                     Company          Affiliates         Other            Total
                                -----------------    --------------    -----------    --------------
Balance at beginning of year           6,322,000         1,387,859                         7,709,859
Stock options exercised
Stock awards issued                       10,250                                              10,250
Warrants exercised
Operating Partnership units
     redeemed/ exchanged                                   (12,060)                          (12,060)
Dividend reinvestment plan
     and additional cash
     investment plan                       2,707                                               2,707
Common stock offerings                 4,601,500                                           4,601,500
Contributions of hotel
     properties                                             80,000         706,347           786,347
                                ----------------     -------------     -----------    --------------
Balance at end of year                10,936,457         1,455,799         706,347        13,098,603
                                ----------------     -------------     -----------    --------------
Ownership interest at end of
     year                                   83.5%             11.1%            5.4%            100.0%
                                ================     =============     ===========    ==============

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


9. EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings per share which have been restated to comply with Statement No. 128:


                                                                                                                  For the Period
                                                                      For the Years Ended December 31,            August 16, 1995
                                                                   -------------------------------------          to December 31,
                                                                        1997                    1996                   1995
                                                                   -------------           -------------          -------------
Numerator:
            Net income                                             $  15,591,000           $   5,634,000          $   1,181,000
            Dividends on preferred shares                               (422,000)                   --                     --
                                                                   -------------           -------------          -------------

      Numerator for basic and diluted earnings per share
            Income available to common shares after effect of
            dilutive securities
                                                                   $  15,169,000           $   5,634,000          $   1,181,000
                                                                   -------------           -------------          -------------

Denominator:
      Denominator for basic earnings per share - weighted
           average shares outstanding                                 21,089,971               8,041,805              6,269,239
      Effect of dilutive securities:
            Stock options                                                158,160                  82,133                 12,000
                                                                   -------------           -------------          -------------

      Denominator for diluted earnings per share - adjusted
            weighted average shares and assumed conversion            21,248,131               8,123,938              6,281,239
                                                                   =============           =============          =============

Basic earnings per share:
      Income before extraordinary items                            $        0.72           $        0.70          $        0.21
      Extraordinary charge for early extinguishment of debt,
            net of amount allocated to minority interest                    --                      --                    (0.02)
                                                                   -------------           -------------          -------------

Basic earnings per share                                           $        0.72           $        0.70          $        0.19
                                                                   =============           =============          =============

Diluted earnings per share:
      Income before extraordinary item                             $        0.71           $        0.69          $        0.21
      Extraordinary charge for early extinguishment of debt,
            net of amount allocated to minority interest                    --                      --                    (0.02)
                                                                   -------------           -------------          -------------
Diluted earnings per share                                         $        0.71           $        0.69          $        0.19
                                                                   =============           =============          =============

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

Development Agreements:

            In January 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in Pueblo, Colorado which is subject to a ground lease. The guaranteed maximum purchase price to the Company is $8.5 million. The seller is required to pay for all project costs and is at risk for any project cost overruns. Construction of the hotel is to be satisfactory to the Company and completed within a specific timeframe. In order to secure its obligation to perform under the purchase agreement, the Company was required to issue a letter of credit to the construction lender for $8.5 million. Such letter of credit was outstanding as of December 31, 1997. Upon timely and satisfactory completion of the hotel, the property will be purchased by the Company. The seller is required to assign the related ground lease to the Company upon the closing of the purchase transaction.

            In July 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in Denver, Colorado. The guaranteed maximum purchase price to the Company is $7.6 million. The seller is required to pay for all project costs and is at risk for any project cost overruns. Construction of the hotel is to be satisfactory to the Company and completed within 14 months after commencement of construction, subject to certain extensions. In order to secure its obligation to perform under the purchase agreement, the Company was required to provide a limited repayment guarantee of the construction loan. Such repayment guarantee is not to exceed 25% of the revised project cost budget. At December 31, 1997, budgeted construction costs were $7.4 million. Upon timely and satisfactory completion of the hotel, the property will be purchased by the Company.

            In November 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in Sacramento, California. The guaranteed maximum purchase price to the Company is $13.3 million. The seller is required to pay for all project costs and is at risk for any project cost overruns. Construction of the hotel is to be satisfactory to the Company and completed within 14 months after commencement of construction, subject to certain extensions. As of December 31, 1997, the Company has advanced the seller $2.2 million of project financing. Such amount is secured by a deed of trust and is included in notes receivable (Note 4). The Company is currently assisting the seller in obtaining project financing. The Company is not recognizing interest income on the amounts advanced to the seller and expects to be reimbursed the amounts advanced upon the seller attaining project financing.

            In December 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in San Diego, California. The guaranteed maximum purchase price to the Company is $14.5 million. The seller is required to pay for all project costs and is at risk for any project cost overruns. Construction of the hotel is to be satisfactory to the Company and completed within 14 months after commencement of construction, subject to certain extensions. As of December 31, 1997, the Company has advanced the seller $3.4 million of project financing. Such amount is included in notes receivable (Note 4). The Company is currently assisting the seller in obtaining project financing. The Company is not recognizing interest income on the amounts advanced to the seller and expects to be reimbursed the amounts advanced upon the seller attaining project financing.

            At December 31, 1997, the Company has various contracts outstanding with third parties in connection with the renovation of the Company's hotel properties. The Company's remaining commitments under these contracts at December 31, 1997 totaled approximately $25.4 million.

Litigation:

            The Company is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company's financial position or results of operations when resolved.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11.  PERCENTAGE LEASE AGREEMENTS

            Through December 31, 1997, the Company had entered into 53 Percentage Leases with the Lessee. Future minimum rentals (base rents) to be received by the Company from the Lessee under the Percentage Leases in effect at December 31, 1997 are as follows:


            1998                         $          50,083,000
            1999                                    50,083,000
            2000                                    50,083,000
            2001                                    50,083,000
            2002                                    50,083,000
            Thereafter                             215,749,000
                                      ----------------------------
                                         $         466,164,000
                                      ============================

            The term of each lease is ten years. The Percentage Leases contain various covenants and are cross-defaulted. The minimum rent due under each lease is the greater of base rent (subject to annual adjustments based on increases in the United States Consumer Price Index) or percentage rent. Percentage rent is calculated as 20% to 37% of room revenues, up to a certain baseline revenue (the base rent component) then 60% to 65% of room revenues in excess of the baseline revenues. Generally, percentage rent includes 5% of food and beverage revenue and 100% of net other revenues. Rental income pursuant to the Percentage Leases in 1997, 1996 and 1995 was $44,680,000, $14,848,000 and $3,013,000,
respectively, of which $19,842,000, $6,807,000 and $1,328,000, respectively, was in excess of base rents. The stockholders of the Lessee have pledged 481,955 Units as collateral for the lease payments.

            In 1997, the Lessor and Lessee amended the Percentage Leases for hotels then currently under renovation and for any future hotels to allow for the amendment of base rent related to rooms taken out of service during major renovations.

            Pursuant to the Percentage Leases, the Company is required to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the hotels, when and as deemed necessary by the Lessee, an amount equal to 4% of room revenue per quarter on a cumulative basis. To the extent the amount is not fully utilized by the Lessee in any year, the Company may use the amount to fund certain capital expenditures. The Company is responsible for payment of (i) real estate and personal property taxes on its hotel properties (except to the extent that personal property associated with the hotels is owned by the Lessees), (ii) casualty insurance on the hotels and
(iii) business interruption insurance on the hotels. The Lessee is required to pay for all liability insurance on the Company's hotels with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the Company's hotels with the Company as an additional named insured.

            Upon acquisition of the hotel properties, the Company acquired the hotel inventories, which were transferred to the Lessee for its use in the operation of the hotels. Under the terms of Participating Leases, the Lessee is obligated to return an equivalent inventory to the Company at the end of the respective lease term.

12.  STOCK INCENTIVE PLANS AND DIRECTORS PLAN

            The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the stock options are granted at the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


12.  STOCK INCENTIVE PLANS AND DIRECTORS PLAN, continued

1994 Stock Incentive Plan:

            In September 1994, the Company adopted the 1994 Stock Incentive Plan, as amended, under which officers, nonemployee members of the Board of Directors and key employees and consultants of the Company are eligible to be granted options to purchase common stock of the Company. Through December 31, 1997, the Company's Board of Directors have set aside 1,200,000 shares of common stock to be issued pursuant to the Stock Incentive Plan. The 1994 Stock Incentive Plan is being administered by a committee established by the Company's Board of Directors. All options granted had exercise prices equal to their fair values on the dates granted, have ten year terms and vest and become fully exercisable over five years. A summary of the Company's 1994 Stock Incentive Plan activity and related information for the period from August 16, 1995 to December 31, 1995 and the years ended December 31, 1997 and 1996 as follows:

                                                                                                              Weighted
                                       Available for Future     Number of          Exercise Price             Average
                                              Grant              Options             Per Share            Exercise Price
                                      ---------------------   --------------    -------------------     -------------------
Outstanding at August 16, 1995                   500,000                 --     $                --    $           --
Granted                                         (240,000)           240,000                     9.50             9.50
                                      ---------------------   --------------    -------------------     -------------------
Outstanding at December 31, 1995                 260,000            240,000                     9.50             9.50
Granted                                         (247,900)           247,900            9.88 to 10.50            10.42
                                      ---------------------   --------------    -------------------     -------------------
Outstanding at December 31, 1996                  12,100            487,900            9.50 to 10.50             9.97
Additional options authorized                    700,000                 --                       --               --
Granted                                         (355,000)           355,000           12.88 to 17.25            16.99
Exercised                                             --            (38,680)           9.50 to 10.50             9.83
                                      ---------------------   --------------    -------------------     -------------------
Outstanding at December 31, 1997                 357,100            804,220     $      9.50 to 17.25      $     12.58
                                      =====================   ==============    ===================     ===================

1994 Directors Plan:

            In September 1994, the Company adopted the 1994 Directors Plan (the "Directors Plan"), as amended, under which nonemployee members of the Board of Directors of the Company are eligible to be granted options to purchase common stock of the Company The maximum number of shares of the Company's common stock issuable under the Directors Plan is 150,000 shares. All options granted through December 31, 1997 had exercise prices equal to their fair values on the dates granted, have ten year terms and vests immediately. A summary of the Company's Directors Plan, activity and related information for the period from August 16, 1995 to December 31, 1995 and the years ended December 31, 1997 and 1996 as follows:

                                                                                                          Weighted
                                       Available for Future       Number of        Exercise Price          Average
                                              Grant                Options          Per Share          Exercise Price
                                       --------------------   -------------   --------------------    -----------------
Outstanding at December 31, 1995                 150,000                --   $                --      $           --
Granted                                          (15,000)           15,000          9.75 to 10.13               9.94
Exercised                                             --            (1,500)                  9.75               9.75
                                       --------------------   -------------   --------------------    -----------------
Outstanding at December 31, 1996                 135,000            13,500          9.75 to 10.13               9.96
Granted                                           (9,000)            9,000         12.88 to 14.50              14.23
Exercised                                             --            (3,000)         9.75 to 10.13               9.94
                                       --------------------   -------------   --------------------    -----------------
Outstanding at December 31, 1997                 126,000            19,500   $      9.50 to 14.50     $        11.93
                                       ====================   =============   ====================    =================

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


12.  STOCK INCENTIVE PLANS AND DIRECTORS PLAN, continued

1997 Supplemental Stock Option Plan:

            In October 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the "Supplemental Plan"), as amended under which employees, who are neither officers nor members of the Board of Directors of the Company are eligible to be granted options to purchase common stock of the Company. The maximum number of shares of the Company's common stock issuable under the Supplemental Plan is 20,000 shares. All options granted through December 31, 1997 had exercise prices less than their fair values on the dates granted, have ten year terms and vest over five years. A summary of the Company's Supplemental Plan activity and related information for the year ended December 31, 1997 as follows:

                                       Available for Future        Number of           Exercise Price         Weighted Average
                                              Grant                 Options               Per Share           Exercise Price
                                       --------------------      ------------           ------------          ------------
Outstanding at December 31, 1996                  --                     --             $       --            $       --
Authorized                                      20,000                   --                     --                    --
Granted                                        (15,300)                15,300                  14.01                 14.01
Forfeited                                        3,000                 (3,000)                 14.01                 14.01
                                          ------------           ------------           ------------          ------------
Outstanding at December 31, 1997                 7,700                 12,300           $      14.01          $      14.01
                                          ============           ============           ============          ============

            Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. These pro forma effects are not likely to be representative of the effects on reported pro forma net income for future years because options vest over several years and additional awards are generally made each year. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively; risk-free interest rates of 6.5%, from 6.48% to 6.85% and from 5.89% to 6.75%; dividend yields of 7.1%, 7.1% and from 6.38% to 8.54%; volatility factors of the expected market price of the Company's common stock of 0.279, 0.279 and 0.330; and a weighted average expected life of the option of seven years.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded option, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                                           For the Period
                                            For the Years Ended December 31,              August 16, 1995
                                         --------------------------------------           to December 31,
                                               1997                   1996                     1995
                                         --------------          --------------          --------------
Pro forma net income                     $   15,006,000          $    5,559,000          $    1,165,000
Pro forma net income per share:
      Basic                              $         0.71          $         0.69          $         0.19
      Diluted                                      0.71                    0.68                    0.19

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12.  STOCK INCENTIVE PLANS AND DIRECTORS PLAN, continued

            The weighted average remaining contracted life of all employee stock options outstanding at December 31, 1997 is nine years. The weighted average fair value of stock options with stock prices equal to their exercise prices issued during 1997, 1996 and 1995 is $3.29, $0.96 and $0.88, respectively. The weighted average fair value of stock prices in excess of their exercise prices issued during 1997 is $4.21.

            Options exercisable at December 31:


              1995                               --        $          --
              1996                           58,500                  9.58
              1997                          115,900                 10.37


13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            The following summarized quarterly financial data for the years ended December 31, 1997 and 1996, have been restated to comply with Statement No. 128, and the summarized quarterly financial data for the year ended December 31, 1997 has been restated to reflect the allocation of a fourth quarter depreciation expense adjustment to the first three quarters.

                                                                   For the Quarter Ended
                                    ------------------------------------------------------------------------------------
                                       March 31,               June 30,            September 30,          December 31,
                                         1997                   1997                   1997                    1997
                                    --------------         --------------         --------------          --------------
Lease revenues                      $    7,572,000         $    7,775,000         $   12,129,000          $   17,204,000
Net income                               3,276,000              3,295,000              5,569,000               3,029,000
Basic earnings per share                      0.22                   0.18                   0.27                    0.10
Diluted earnings per share                    0.22                   0.17                   0.27                    0.10

                                                                      For the Quarter Ended
                                    ------------------------------------------------------------------------------------
                                       March 31,              June 30,             September 30,           December 31,
                                         1996                   1996                   1996                    1996
                                    --------------         --------------         --------------          --------------
Lease revenues                      $   3,190,000          $   2,965,000          $   4,252,000          $   4,441,000
Net income                              1,337,000                877,000              1,955,000              1,465,000
Basic earnings per share                     0.21                   0.14                   0.23                   0.13
Diluted earnings per share                   0.21                   0.14                   0.23                   0.13

14.  RELATED PARTY TRANSACTIONS

            The Management Company provides certain accounting and management services for the Company. The Company expensed $142,000, $60,000 and $11,000 for these services for the year ended December 31, 1997 and 1996 and for the period August 16, 1995 to December 31, 1995, respectively, and are included in general and administrative expenses in the statements of income and operations.

            Additionally, certain Management Company employee salaries, identifiable employee expenses and other costs incurred in connection with acquisition and construction and renovation services are reimbursed by the Company. During the year ended December 31, 1997, $341,000 was incurred for such costs. No reimbursements were made to the Management Company in 1996 and during the period from August 16, 1995 to December 31, 1995.

            In April 1996, the Company acquired a hotel property from an affiliate for $4.0 million, comprised of $3.2 million of an assumed mortgage note payable and the issuance of 80,000 Units.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


14.  RELATED PARTY TRANSACTIONS, continued

            Certain Lessee employee salaries and identifiable employee expenses incurred in connection with acquisition and construction services are reimbursed by the Company. During the years ended December 31, 1997 and 1996 and for the period August 16, 1995 to December 31, 1995, $634,000, $200,000 and $13,000 was
paid to the Lessee for such services, respectively.

            The Company reimburses the Lessee for capitalizable costs that the Lessee incurs on behalf of the Company during periods of major renovation of the hotel properties and capitalizes such costs to the related hotel properties. The total costs reimbursable to the Lessee during 1997 totaled 1,821,000. No reimbursements were made to the Lessee in 1996 and during the period from August 16, 1995 to December 31, 1995.

15.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

            The unaudited pro forma financial information set forth below is presented as if: (i) the acquisition, development and disposition of hotel properties, and (ii) the equity offerings completed in 1996 and 1997, had occurred on January 1, 1996.

            The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition, development and disposition of the hotel properties, and the equity offerings completed in 1996 and 1997 had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                         For the Year Ended December 31,
                                    --------------------------------------
                                         1997                     1996
                                    --------------          --------------
                                                  (Unaudited)
Lease revenues                      $   87,159,000          $   77,450,000
Net income                              29,426,000              19,872,000
Basic earnings per share                      0.85                    0.55
Diluted earnings per share                    0.85                    0.55

16.  SUBSEQUENT EVENTS

            On January 26, 1998, the Company increased its Credit Facility from $200.0 to $300.0 million and further reduced its borrowing rate to accrue interest at as low as LIBOR plus 1.40% per annum based upon the leverage of the Company, with provisions for reduced rates upon receipt by the Company of an investment grade rating.

            On February 11, 1998, the Company completed a shelf offering for 4,500,000 shares of its common stock. The offering price of the shares sold was $16.375 per share, resulting in gross proceeds of approximately $73.7 million and net proceeds (less underwriters' discount and offering costs) of approximately $69.8 million. The Company used the net proceeds of the offering to finance the acquisition of additional hotels and to repay outstanding indebtedness under the Credit Facility.

            On January 23, 1998, the Company purchased the Vacation Inn in San Diego, California located at the corner of Old Town and San Diego Avenues in the Old Town area of San Diego, approximately one and one-half blocks from the Company's Ramada Plaza Hotel for approximately $11.5 million in cash. The Vacation Inn consists of three three-story buildings containing 124 guest rooms, including five suites. The hotel has an outdoor pool, approximately 1,250 square feet of meeting space in two meeting rooms and a lobby area suitable for serving a continental style breakfast.

            On January 27, 1998, the Company purchased the Residence Inn and the Fairfield Inn, developed on a single site in Santa Clarita, California for approximately $16.5 million in cash. The 90-unit Residence Inn consists of a single three-story building with several meeting rooms and an outdoor swimming pool. The 66-room Fairfield Inn consists of a single three-story building. Between the two hotels is a stand-alone meeting/conference building of approximately 1,500 square feet.

                         SUNSTONE HOTEL INVESTORS, INC.
                        AND SUNSTONE HOTELS (PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENTS, continued

            On February 19, 1998, the Company purchased the 221-room Hilton Inn at the Civic Plaza Conference Center in Carson, California from KPOD, Ltd., PBA Partners, and DRAD Associates for $12.5 million. The hotel consists of an eight-story, interior corridor complex which features eight different meeting and banquet rooms, a cocktail lounge and restaurant and an outdoor heated pool and jacuzzi.

            Subsequent to December 31, 1997, the Company declared a dividend of $0.275 per common share which was paid February 16, 1998.

                         SUNSTONE HOTEL INVESTORS, INC.
             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997


                                                                                           Cost Capitalized
                                                       Initial Cost to Company         Subsequent to Acquisition
                                                   --------------------------------------------------------------------
                                                                    Buildings and                   Buildings and
Description                     Encumbrances            Land         Improvements        Land        Improvements
-----------                     ----------------------------------------------------------------------------------------
 Courtyard by Marriott -
   Fresno                         $                   $    800,000    $  2,936,460     $   150,000    $    792,129
 Doubletree - Santa Fe                                   2,296,000       8,610,000              --       1,798,517
 Hampton Inn - Arcadia                                   1,660,500       6,226,875              --          14,066
 Hampton Inn - Denver                                    1,250,462       2,597,505              --         898,658
 Hampton Inn - Mesa                                        900,000       2,117,321              --         258,666
 Hampton Inn - Oakland                                   1,223,045       3,109,435             542         490,469
 Hampton Inn - Pueblo                                      607,183       1,745,054         335,438         545,984
 Hampton Inn - Silverthorne                              1,337,625       5,016,094           1,925       1,102,617
 Holiday Inn - Steamboat
   Springs                                                 400,000       2,959,000          56,157       2,318,483
 Holiday Inn Hotel & Suites -
   Craig                                                    70,000         915,024         207,098       1,309,654
 Holiday Inn Select - Renton                             2,119,815       5,622,685              71       6,003,706
 Residence Inn - Highlands
   Ranch                                                   809,159       4,151,567         155,226       2,752,542
 Comfort Suites - S. San
   Francisco                                             1,731,368       8,935,209              --       1,577,809
 Courtyard by Marriott -
   Riverside                        2,908,000              395,323       3,098,797              --          91,856
 Holiday Inn - Price                                       240,167       4,034,833         235,459       2,802,052
 Hampton Inn - Clackamas                                        --       2,261,998           3,322       2,318,053
 Hampton Inn - Tucson                          (c)         500,000       5,817,500              --         243,101
 Holiday Inn - Flagstaff                       (c)       1,148,000       6,072,000              --       1,132,325
 Holiday Inn - Provo                                       850,000       1,116,708           5,266         960,193
 Holiday Inn Express -
   Portland (Stark)                                        376,254       1,643,824          27,211       1,834,294
 Holiday Inn Express -
   Poulsbo                                                 613,485       1,558,033          21,996       1,057,200
 Holiday Inn Hotel & Suites -
   Kent                                                  1,166,955       2,963,452          21,996       1,953,485
 Holiday Inn Hotel & Suites -
   Mesa CC                         15,965,000  (c)       1,800,000      11,025,000              --       1,675,447
 Residence Inn - Oxnard                                  2,894,000      11,996,825              --       1,460,384
 Best Western - Helena                                   1,377,629       7,946,130              --           5,500
 Best Western - Lynnwood                                 2,952,000       4,090,985              --         181,597
 Best Western - Ogden               7,900,000            1,481,911      11,460,688              --          48,700
 Best Western - Twin Falls                                 597,513       5,600,221              --           5,500
 Boise Park Suite Hotel -
   Boise                                                   659,934      11,237,521              --              --
 Clinic View Inn & Suites -
   Rochester                                             1,666,170      16,703,101              --              --
 Courtyard by Marriott -
   Cypress                                               1,216,537      10,340,564              --       1,098,279
 Hawthorn Suites - Anaheim                                      --       6,167,984              --         109,174
 Green Oaks Park Hotel - Ft
   Worth                                                        --       4,582,321              --              --
 Hawthorn Suites - Kent             3,350,000            1,744,000      11,607,036              --         176,746
 Hawthorn Suites - Sacramento                            3,517,000      11,619,998              --         136,966
 Hilton - Salt Lake City           22,600,000            8,926,272      33,785,121              --          20,000
 Holiday Inn Select -
   La Mirada                                             3,001,000      13,541,158              --         241,833
 Holiday Inn - Rochester                                 1,099,890       6,691,023              --          85,000


                                                                                                                    Life on Which
                                    Gross Amount at                                                                  Depreciation
                                    Close of Period                                                                   In Latest
                               -----------------------------                                                         Statement of
                                            Buildings and                  Accumulated       Date of      Date    Financial Position
Description                    Land         Improvements   Totals (a)   Depreciation (b)  Construction  Acquired     is Conducted
-----------                  -----------------------------------------------------------------------------------------------------
 Courtyard by Marriott -
   Fresno                    $    950,000    $  3,728,589    $  4,678,589    $    921,756       1989         1995           5-35
 Doubletree - Santa Fe          2,296,000      10,408,517      12,704,517       1,400,286       1985         1995           5-35
 Hampton Inn - Arcadia          1,660,500       6,240,941       7,901,441         715,447       1989         1995           5-35
 Hampton Inn - Denver           1,250,462       3,496,163       4,746,625       1,872,508       1986         1995           5-35
 Hampton Inn - Mesa               900,000       2,375,987       3,275,987         755,126       1987         1995           5-35
 Hampton Inn - Oakland          1,223,587       3,599,904       4,823,491         221,733       1986         1995           5-35
 Hampton Inn - Pueblo             942,621       2,291,038       3,233,659       1,160,977       1986         1995           5-35
 Hampton Inn - Silverthorne     1,339,550       6,118,711       7,458,261         523,318       1976         1995           5-35
 Holiday Inn - Steamboat
   Springs                        456,157       5,277,483       5,733,640       2,469,977       1971         1995           5-35
 Holiday Inn Hotel & Suites -
   Craig                          277,098       2,724,678       2,501,776         477,833       1981         1995           5-35
 Holiday Inn Select - Renton    2,119,886      11,626,391      13,746,277         438,467       1968         1995           5-35
 Residence Inn - Highlands
   Ranch                          964,385       6,904,109       7,868,494         233,653       1996         1995           5-35
 Comfort Suites - S. San
   Francisco                    1,731,368      10,513,018      12,244,386         498,495       1985         1996           5-35
 Courtyard by Marriott -
   Riverside                      395,323       3,190,653       3,585,976         235,669       1988         1996           5-35
 Holiday Inn - Price              475,626       6,836,885       7,312,511         251,255       1984         1996           5-35
 Hampton Inn - Clackamas            3,322       4,580,051       4,583,373         254,345       1986         1996           5-35
 Hampton Inn - Tucson             500,000       6,060,601       6,560,601         260,429       1986         1996           5-35
 Holiday Inn - Flagstaff        1,148,000       7,204,325       8,352,325         289,028       1987         1996           5-35
 Holiday Inn - Provo              855,266       2,076,901       2,932,167         161,446       1968         1996           5-35
 Holiday Inn Express -
   Portland (Stark)               403,465       3,478,118       3,881,583         183,798       1986         1996           5-35
 Holiday Inn Express -
   Poulsbo                        635,481       2,615,233       3,250,714         163,752       1986         1996           5-35
 Holiday Inn Hotel & Suites -
   Kent                         1,188,951       4,916,937       6,105,888         298,296       1986         1996           5-35
 Holiday Inn Hotel & Suites -
   Mesa CC                      1,800,000      12,700,447      14,500,447         505,535       1985         1996           5-35
 Residence Inn - Oxnard         2,894,000      13,457,209      16,351,209         489,278       1987         1996           5-35
 Best Western - Helena          1,377,629       7,951,630       9,329,259          72,545       1971         1997           5-35
 Best Western - Lynnwood        2,952,000       4,272,582       7,224,582          38,365       1978         1997           5-35
 Best Western - Ogden           1,481,911      11,509,388      12,991,299         104,971       1982         1997           5-35
 Best Western - Twin Falls        597,513       5,605,721       6,203,234          51,141       1974         1997           5-35
 Boise Park Suite Hotel -
   Boise                          659,934      11,237,521      11,897,455         102,529       1991         1997           5-35
 Clinic View Inn & Suites -
   Rochester                    1,666,170      16,703,101      18,369,271         152,396     Various        1997           5-35
 Courtyard by Marriott -
   Cypress                      1,216,537      11,438,843      12,655,380         299,166       1990         1997           5-35
 Hawthorn Suites - Anaheim             --       6,277,158       6,277,158          57,752       1992         1997           5-35
 Green Oaks Park Hotel -
   Ft. Worth                           --       4,582,321       4,582,321          41,808       1964         1997           5-35
 Hawthorn Suites - Kent         1,744,000      11,783,782      13,527,782         320,750       1990         1997           5-35
 Hawthorn Suites - Sacramento   3,517,000      11,756,964      15,273,964         214,701       1988         1997           5-35
 Hilton - Salt Lake City        8,926,272      33,805,121      42,731,393         308,416       1975         1997           5-35
 Holiday Inn Select -
   La Mirada                    3,001,000      13,782,991      16,783,991         379,168       1984         1997           5-35
 Holiday Inn - Rochester        1,099,890       6,776,023       7,875,913          61,756       1969         1997           5-35

                         SUNSTONE HOTEL INVESTORS, INC.
             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997


                                                                                           Cost Capitalized
                                                       Initial Cost to Company         Subsequent to Acquisition
                                                   --------------------------------------------------------------------
                                                                     Buildings and                  Buildings and
Description                      Encumbrances            Land        Improvements        Land        Improvements
-----------                      --------------------------------------------------------------------------------------
 Holiday Inn - San Diego          $                   $     875,062    $  7,438,037    $       --     $  3,534,725
 Holiday Inn - San Diego
   (Stadium)                                                     --       9,943,238             --         148,585
 Kahler Plaza Hotel -
   Rochester                                              1,851,300      36,162,150             --          29,100
 Lakeview Resort - Morgantown                             1,107,618       8,860,941             --              --
 Olympia Park Hotel - Park
   City                             32,944,000 (d)        2,259,675      15,909,442             --              --
 Provo Park Hotel - Provo                                 1,117,314      22,120,724             --          49,950
 Quality Inn - Pocatello                                    576,734       4,483,486             --              --
 Ramada Plaza - San Diego (Old
   Town)                                                  1,188,000      10,258,897        380,814         191,425
 Regency Court - LAX                                             --      11,120,680             --          38,247
 Residence Inn - Provo                                      893,851       5,603,726             --              --
 Residence Inn - Sacramento                               2,020,000       9,590,182             --              --
 Residence Inn - San Diego                                3,130,000      12,798,740             --              --
 Sheraton - Chandler                13,450,000           18,752,580      23,712,592      1,241,439              --
 The Kahler Hotel - Rochester                  (d)        3,410,748      43,097,136             --              --
 University Park Hotel - Salt
   Lake City                         8,495,000                   --      25,238,738             --          33,000
                                ---------------    --------------------------------------------------------------------
                                 $ 107,612,000         $ 90,612,079    $508,243,759     $2,843,960    $ 41,526,017
                                ---------------    --------------------------------------------------------------------




                                                                                                                      Life on Which
                                                                                                                      Depreciation
                                    Gross Amount at                                                                      In Latest
                                    Close of Period                                                                    Statement of
                               ------------------------------                                                           Financial
                                             Buildings and                     Accumulated       Date of        Date    Position
Description                      Land         Improvements     Totals (a)    Depreciation (b)  Construction   Acquired  is Conducted
-----------                    -----------------------------------------------------------------------------------------------------
 Holiday Inn - San Diego       $    875,062   $  10,972,762    $  11,847,824  $      161,481       1968         1997          5-35
 Holiday Inn - San Diego
   (Stadium)                             --      10,091,823       10,091,823          91,618       1991         1997          5-35
 Kahler Plaza Hotel -
   Rochester                      1,851,300      36,191,250       38,042,550         330,179       1991         1997          5-35
 Lakeview Resort - Morgantown     1,107,618       8,860,941        9,968,559          80,846     Various        1997          5-35
 Olympia Park Hotel - Park
   City                           2,259,675      15,909,442       18,169,117         145,155       1985         1997          5-35
 Provo Park Hotel - Provo         1,117,314      22,170,674       23,287,988         202,242       1982         1997          5-35
 Quality Inn - Pocatello            576,734       4,483,486        5,060,220          40,906       1976         1997          5-35
 Ramada Plaza - San Diego (Old
   Town)                          1,568,814      10,450,322       12,019,136         190,322       1986         1997          5-35
 Regency Court - LAX                     --      11,158,927       11,158,927         101,463       1996         1997          5-35
 Residence Inn - Provo              893,851       5,603,726        6,497,577          51,127       1996         1997          5-35
 Residence Inn - Sacramento       2,020,000       9,590,182       11,610,182              --       1992         1997          5-35
 Residence Inn - San Diego        3,130,000      12,798,740       15,928,740              --       1989         1997          5-35
 Sheraton - Chandler             19,994,019      23,712,592       43,706,611         216,349       1987         1997          5-35
 The Kahler Hotel - Rochester     3,410,748      43,097,136       46,507,884         393,210     Various        1997          5-35
 University Park Hotel - Salt
   Lake City                             --      25,271,738       25,271,738         230,548       1987         1997          5-35
                              ----------------------------------------------------------------
                              $  93,456,039   $ 549,769,776    $ 643,225,815   $  19,223,317
                              ----------------------------------------------------------------

                                                                                 1996                 1997
                                                                           ------------------   ------------------
(a)  Reconciliation of Land and Buildings and Improvements:
     Balance at the beginning of the year                                     $  52,012,431        $147,323,633
         Additions during year:
         Acquisitions                                                            88,198,970         467,135,297
         Improvements                                                            11,062,230          28,766,885
         Disposals during the year                                               (3,949,998)                 --
                                                                           ------------------   ------------------
     Balance at end of year                                                   $ 147,323,633        $643,225,815
                                                                           ------------------   ------------------

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year                                                 6,735,996           9,558,217
         Depreciation for the year                                                2,861,351           9,665,100
         Retirement                                                                 (39,130)                 --
                                                                           ------------------   ------------------
     Balance at end of year                                                   $   9,558,217        $ 19,223,317
                                                                           ------------------   ------------------

(c) The $15,965,000 of encumbrances are cross-collateralized by the Mesa Holiday Inn, the Tucson Hampton Inn and the Flagstaff Holiday Inn.
(d) The $32,944,000 encumbrance is cross-collateralized by the Olympia Park Hotel and the Kahler Hotel.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Sunstone Hotel Investors, Inc.


We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the "Company") as of December 31, 1996 and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and the combined statements of operations, deficit and cash flows of Sunstone Hotels (the "Predecessor") for the period January 1, 1995 to August 15, 1995. Our audit also included the accompanying financial statement schedule as of December 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 to December 31, 1995 and the combined results of operations and cash flows of the Predecessor for the period January 1, 1995 to August 15, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   COOPERS & LYBRAND LLP




San Francisco, California
February 28, 1997

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Sunstone Hotel Properties, Inc.


We have audited the accompanying consolidated balance sheet of Sunstone Hotel Properties, Inc. (the "Lessee") as of December 31, 1997, and the related consolidated statements of operations and stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Lessee's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sunstone Hotel Properties, Inc. as of December 31, 1996 and for the year then ended and for the period from August 16, 1995 (inception) to December 31, 1995 were audited by other auditors whose report dated February 28, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Properties, Inc. as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Newport Beach, California
February 27, 1998

                         SUNSTONE HOTEL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                             --------------------------------
                                                                                                 1997                 1996
                                                                                             ------------        ------------
ASSETS:
Current assets
      Cash and cash equivalents                                                              $  4,352,000        $  1,165,000
      Receivables, net of allowance for doubtful accounts of $267,000 in
      1997 and $99,000 in 1996                                                                 10,037,000           1,217,000
      Due from affiliates, net (Note 9)                                                           321,000              66,000
      Inventories                                                                               1,798,000             208,000
      Prepaid expenses                                                                            306,000             134,000
                                                                                             ------------        ------------
                                                                                               16,814,000           2,790,000
Management agreements                                                                             723,000                --
Property and equipment, net (Notes 2 and 5)                                                     3,116,000             306,000
                                                                                             ------------        ------------
                                                                                             $ 20,653,000        $  3,096,000
                                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Rent payable - Sunstone Hotel Investors, Inc. (Note 6)                                 $  7,641,000        $  2,360,000
      Accounts payable                                                                          8,836,000           2,328,000
      Customer deposits                                                                           550,000             276,000
      Sales taxes payable                                                                       1,640,000             224,000
      Accrued payroll                                                                           3,093,000             718,000
      Accrued vacation                                                                          1,795,000             163,000
      Accrued bonuses                                                                             573,000             176,000
      Capital lease obligation - current portion (Note 5)                                          55,000                --
      Other accrued expenses                                                                    1,007,000             759,000
                                                                                             ------------        ------------
                                                                                               25,190,000           7,004,000
Long-term liabilities
      Capital lease obligation (Note 5)                                                           366,000                --
      Accrued pension liability (Note 7)                                                        1,017,000                --
                                                                                             ------------        ------------
                                                                                               26,573,000           7,004,000
                                                                                             ------------        ------------
Minority interest                                                                                 119,000                --

Commitments (Notes 5 and 6)

Stockholders' deficit:
Common stock, no par value, 1,000 shares authorized; 100 shares issued and
 outstanding                                                                                         --                  --
Deficit (Note 3)                                                                               (6,039,000)         (3,908,000)
                                                                                             ------------        ------------

                                                                                             $ 20,653,000        $  3,096,000
                                                                                             ============        ============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                                                                                              For the Period
                                                                                                             August 16, 1995 to
                                                                     For the Years ended December 31,          December 31,
                                                                    -------------        -------------        -------------
                                                                        1997                 1996                 1995
                                                                    -------------        -------------        -------------
REVENUES:
Room                                                                $  95,106,000        $  34,085,000        $   7,060,000
Food and beverage                                                      14,159,000            2,576,000              572,000
Other (Note 2)                                                          8,888,000            1,932,000              293,000
                                                                    -------------        -------------        -------------

Total revenues                                                        118,153,000           38,593,000            7,925,000
                                                                    -------------        -------------        -------------

EXPENSES:

Room                                                                   22,073,000            9,041,000            2,487,000
Food and beverage                                                      11,978,000            2,436,000              531,000
Franchise costs                                                         3,428,000            1,326,000              285,000
Advertising and promotion                                               9,574,000            3,895,000              602,000
Utilities                                                               5,013,000            2,034,000              363,000
Repairs and maintenance                                                 4,719,000            1,829,000              376,000
Management fees to related party (Note 9)                               1,776,000              983,000              157,000
Rent expense - Sunstone Hotel Investors, Inc. (Notes 3 and 6)          44,680,000           14,848,000            3,013,000
General and administrative                                             11,889,000            4,098,000              726,000
Other                                                                   5,154,000            1,265,000              131,000
                                                                    -------------        -------------        -------------

Total expenses                                                        120,284,000           41,755,000            8,671,000
                                                                    -------------        -------------        -------------

Net loss                                                               (2,131,000)          (3,162,000)            (746,000)

Stockholders' deficit:
     Deficit, beginning of period                                      (3,908,000)            (746,000)                --
                                                                    -------------        -------------        -------------

     Deficit, end of period                                         $  (6,039,000)       $  (3,908,000)       $    (746,000)
                                                                    =============        =============        =============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the Period
                                                                 For the Years ended December 31,   August 16, 1996 to
                                                                 ------------------------------        December 31,
                                                                     1997               1996               1995
                                                                 -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(2,131,000)       $(3,162,000)       $  (746,000)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
         Bad debt                                                    267,000               --                 --
         Depreciation                                                 53,000               --                 --
         Amortization                                                 94,000               --                 --
         Changes in assets and liabilities:
            Receivables, net                                      (2,011,000)          (751,000)          (466,000)
            Inventories                                             (140,000)          (389,000)          (125,000)
            Prepaid expenses and other assets                         91,000            (45,000)           (70,000)
            Rent payable - Sunstone Hotel Investors, Inc.          5,281,000          1,715,000            645,000
            Accounts payable                                      (1,060,000)         2,034,000            294,000
            Customer deposits                                        274,000             77,000            199,000
            Sales taxes payable                                    1,416,000             (1,000)           225,000
            Accrued payroll                                        2,372,000            476,000            242,000
            Accrued vacation                                         481,000             81,000             82,000
            Accrued bonuses                                          397,000             61,000            115,000
            Due from/to affiliates, net                           (1,852,000)          (170,000)           104,000
            Accrued pension liability                               (180,000)              --                 --
            Other accrued expenses                                (1,250,000)           458,000            301,000
                                                                 -----------        -----------        -----------

Net cash provided by operating activities                          2,102,000            384,000            800,000
                                                                 -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (174,000)           (19,000)              --
Proceeds from lessor upon execution of certain leases (Note 9)
                                                                   1,269,000               --                 --
                                                                 -----------        -----------        -----------

Net cash provided by investing activities                          1,095,000               --                 --
                                                                 -----------        -----------        -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments on capital lease obligation                                 (10,000)              --                 --
                                                                 -----------        -----------        -----------

Net cash used in financing activities                                (10,000)              --                 --
                                                                 -----------        -----------        -----------

Net change in cash and cash equivalents                            3,187,000            365,000            800,000

Cash and cash equivalents, beginning of period                     1,165,000            800,000               --
                                                                 -----------        -----------        -----------

Cash and cash equivalents, end of period                         $ 4,352,000        $ 1,165,000        $   800,000
                                                                 ===========        ===========        ===========

                         SUNSTONE HOTEL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

              Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in August 1995 and commenced operations effective with the completion of an initial public stock offering by Sunstone Hotel Investors, Inc. (the "Lessor") on August 16, 1995. The Lessee leases hotel properties, which are primarily located in the western United States, from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At December 31, 1997, 51 hotel properties were leased from the Lessor.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

            The accompanying financial statements include the accounts of the Lessee and its subsidiaries in which it has controlling interests. All significant intercompany transactions have been eliminated in consolidation.

Cash And Cash Equivalents:

            Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

Concentrations Of Credit Risk:

            At December 31, 1997 and 1996, the Lessee had amounts in banks that were in excess of federally-insured amounts.

Receivables:

            Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize the hotel services. Accounts receivable also includes receivables from customers who utilize the Lessee's laundry facilities in Provo, Utah and Rochester, Minnesota.

Inventories:

            Inventories, consisting primarily of food and beverages are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Management Agreements:

            Management agreements are carried at the Lessor's allocated cost of such agreements prior to the agreements being assigned to the Lessee. The allocated costs were based upon the estimated fair value of the management agreements in connection with the Lessor's acquisition of the stock of Kahler Realty Corporation. The management agreements are amortized over the estimated term of the agreements. Accumulated amortization totaled $94,000 at December 31, 1997.

Property and Equipment:

            Property and equipment is stated on the basis of cost and includes real estate assets, computer equipment, telephone equipment (Note 5) and other hotel equipment. Property and equipment also includes a sewage treatment plant and related assets located in Morgantown, West Virginia. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from 3 to 25 years.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment, continued:

            Property and equipment consists of the following at December 31:

                                                           1997               1996
                                                       -----------        -----------
            Land                                       $    26,000        $      --
            Sewage treatment plant and equipment           521,000             19,000
                                                       -----------        -----------
                                                           547,000             19,000
            Hotel equipment                              2,622,000            287,000
                                                       -----------        -----------
                                                         3,169,000            306,000
            Accumulated depreciation                       (53,000)              --
                                                       -----------        -----------

                                                       $ 3,116,000        $   306,000
                                                       -----------        -----------

Revenue Recognition:

            Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room and utilizes the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the hotels' results of operations.

Other Revenue:

            Other revenue consist of revenue derived from incidental hotel services such as concession, movie, golf, retail and fitness services. Such revenues are recognized in the period the related services are provided.

Rent Expense:

            Rent expense is recognized as incurred to the Lessee under the Percentage Leases, commencing on the date the lease is executed.

Advertising and Promotion Costs:

            Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for franchise advertising and reservation systems under the terms of the hotel franchise agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Franchise Costs:

            Franchise costs represent the expense for franchise royalties under the terms of hotel franchise agreements, generally ranging from 10 to 20 years.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes:

            The Lessee has elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code. As a Subchapter S Corporation, the tax attributes of the Lessee will pass through to its stockholders, who will then owe any income related taxes. Accordingly, the accompanying statements of operations and stockholders' deficit do not include income tax expense.

Fair Value of Financial Instruments:

            Management has estimated the fair value of its financial instruments. Considerable judgment is required in interpreting market data in order to develop estimates of the fair value of the Lessee's financial instruments. Accordingly, the estimated values are not necessarily indicative of the amounts that could be realized in current market exchanges. For those financial instruments for which it is practical to estimate value, management believes that the carrying amounts of the Lessee's financial instruments reasonably approximate their fair value at December 31, 1997 and 1996.

Long-Lived Assets:

            Impairment losses are recognized on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of the assets. Management estimates that the sum of the future undiscounted cash flows, excluding interest charges, for each of the Lessee's long-lived assets is greater than the carrying amount of such assets at December 31, 1997.

Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates in the near term.

3.  DEFICIT

            From inception, the Lessee has incurred cumulative losses of $6.0 million. The 1997 $2.1 million loss is substantially due to the combined effects on the Lessee of (i) the acquisition of the Kahler portfolio on October 15, 1997 and the related off-peak seasonality activity of that portfolio during the fourth quarter of 1997 and (ii) the effect of the renovations of the Hilton Hotel in Salt Lake City, Utah, the Holiday Inn in Mesa, Arizona and the Ramada Hotel in San Diego, California, representing approximately $1.2 million of the loss. Additional losses are primarily attributable to executing the Company's strategy of renovating and repositioning its acquired hotels, to the transition to new management at acquired hotels and to the operating leverage of certain Percentage Leases. The 1996 $3.2 million loss was primarily attributable to seven hotels that under went substantial renovations. Such renovations were made in conjunction with the Lessor's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning, resulting in higher potential revenue. During periods of renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments. Accordingly, the Lessee incurred substantial operating losses primarily due to the terms of the Percentage Leases.

            In 1997, the Lessor and Lessee amended the Percentage Leases for hotels then currently under renovation and for any future hotels to allow for the abatement of base rent related to rooms taken out of service during major renovations.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DEFICIT, continued

            The Lessee has remained current in its payments to the Company under the terms of the Percentage Leases. During 1998, management of the Lessee anticipates generating positive operating cash flow, however, there can be no assurance that operating expectations will be met.

4.  REVOLVING LINE OF CREDIT

            The Lessee has a one-year commitment for a $1.5 million credit facility that bears interest at the bank's prime rate plus 0.25% and matures in May 1998. The credit facility, which is collateralized by 225,000 Partnership Units of Sunstone Hotel Investors, L.P. and is guaranteed by Robert A. Alter, is to be used exclusively for general short-term working capital and requires the Lessee to pay a 0.125% fee on the portion of the undisbursed loan proceeds. Through December 31, 1997, the Company had not drawn any funds on this credit facility. Management believes that the Lessee is in compliance with all covenants under this credit facility.

5.  COMMITMENTS

            Property and equipment includes $421,000 for telephone equipment that is being leased and has been capitalized at December 31, 1997 (Note 2).

            Future minimum payments under the capital lease consist of the following at December 31, 1997:

              1998                                                  $        92,000
              1999                                                           92,000
              2000                                                          209,000
              2001                                                          123,000
                                                                    ---------------
                                                                            516,000
              Amounts representing interest                                 (95,000)
                                                                    ---------------
              Present value of net minimum lease payments           $       421,000
                                                                    ===============

            Ten of the Lessee's hotels have telephone service agreements with the same telecommunications company which call for contingent payments based upon telephone usage. These agreements expire in June 2000. Expenses incurred pursuant to these service agreements totaled $533,000 in 1997.

            The Lessee is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Lessee's financial position or results of operations when resolved.

6.  PERCENTAGE LEASE AGREEMENTS

            The Lessee has future commitments to the Lessor under the Percentage Leases through 2007. At December 31, 1997, future minimum rentals (base rents) payable under the Percentage Leases, exclusive of any base rent to be abated during periods of major renovation (Note 3), with the Lessor are as follows:

                1998                                        $          50,083,000
                1999                                                   50,083,000
                2000                                                   50,083,000
                2001                                                   50,083,000
                2002                                                   50,083,000
                Thereafter                                            215,749,000
                                                            ---------------------
                                                            $         466,164,000
                                                            =====================

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  PERCENTAGE LEASE AGREEMENTS, continued

            The term of each lease is ten years. The Percentage Leases contain various covenants and are cross-defaulted. The rent payable under each lease is the greater of base rent (subject to annual adjustments based on increases in the United States Consumer Price Index) or percentage rent. Percentage rent is calculated as 20% to 37% of room revenues, up to a certain baseline revenue, then 60% to 65% of room revenues in excess of the baseline revenues. Generally, percentage rent includes 5% of food and beverage revenue and 100% of net other revenues. Rent expense for the year ended December 31, 1997 and 1996 and for the period August 16, 1995 to December 31, 1995 was $44,680,000, $14,848,000 and
$3,013,000, respectively, of which $19,842,000, $6,807,000 and $1,328,000, respectively, was in excess of base rent. The stockholders of the Lessee have collateralized the lease payments by pledging 481,955 units owned in Sunstone Hotel Investors, L.P., a majority-owned partnership of the Lessor.

7.  RETIREMENT PLANS

            The Lessee has a defined benefit plan covering union employees at certain properties located in Rochester, Minnesota. This was previously a plan of Kahler Realty Corporation ("Kahler"), which was assumed by the Lessor in connection with its acquisition of Kahler in October 1997. The plan was assigned to the Lessee upon execution of the Percentage Leases of the related Kahler Hotels. Pension contributions and expenses for this plan are determined based on the actuarial cost of current service.

            Net periodic pension cost for the defined benefit plan includes the following components since assigned October 15, 1997:

                        Service costs - benefits earned during the year                               $    30,000
                        Interest cost on projected benefit obligation                                      51,000
                        Return on assets - actual                                                          76,000
                        Net amortization and deferral                                                    (119,000)
                                                                                                      -----------

                        Net periodic pension cost                                                     $    38,000
                                                                                                      ===========

            The following table sets forth the plan's funded status at December 31, 1997:

                        Accumulated benefit obligation, including vested benefits of $3,411,000       $ 3,509,000
                                                                                                      ===========

                        Projected benefit obligation                                                  $ 3,509,000
                        Fair market value of plan assets (1)                                            2,492,000
                        Unrecognized net loss                                                             119,000
                        Additional minimum liability                                                     (119,000)
                                                                                                      -----------

                        Unfunded projected benefit obligation/pension liability                       $ 1,017,000
                                                                                                      ===========

----------
(1) Plan assets consist primarily of equity and fixed income securities.

            The benefit formula is based upon a monthly benefit level times the years of benefit service. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation in 1997 was 7% and the expected long-term rate of return on assets was 8%. The Lessee's funding policy is to contribute amounts to the plan sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amount as the Lessee may determine appropriate from time to time.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  RETIREMENT PLANS, continued

            The Lessee also provides post-retirement benefits to a fixed number of retired employees of acquired hotels relating to service provided prior to 1992. At December 31, 1997, the estimated liability was $179,000 and is included in other accrued expenses.

            The Lessee's employees may participate, subject to eligibility, in Sunstone Hotel Properties, Inc.'s Retirement and Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Up to 6% of employee contributions are matched by the Lessee at 25%. Matching contributions made by the Lessee totaled $69,000 and $11,000 for the years ended December 31, 1997 and 1996, respectively.

8.  STOCK APPRECIATION RIGHTS PLAN

            In July 1996, the Company adopted the 1996 Stock Appreciation Rights Plan (the "Plan"), as amended, under which employees, consultants and nonemployee members of the Board of Directors of the Company are eligible to receive stock appreciation rights that are based upon the quoted market prices of the Lessor's common stock. Through December 31, 1997, the maximum number of rights of the Lessor's common stock issuable under the Plan is 500,000 shares. All rights are issued at prices equal to their fair values on the dates granted, have ten year terms and vest over five years. A summary of the Plan activity and related information for the years ended December 31, 1997 and 1996 is as follows:

                                                                             Number of
                                                                               Stock
                                                Available for Future        Appreciation
                                                       Grant                   Rights                    Grant Price
                                               -----------------------   --------------------      -----------------------
Outstanding at December 31, 1995                           -                       -               $                    -
Authorized                                           267,000                       -                                    -
Granted                                             (177,110)                177,110                         9.50 to 10.25
Exercised                                                  -                  (4,120)                                 9.50
Forfeited                                              7,280                  (7,280)                                 9.50
                                               -----------------------   --------------------      -----------------------
Outstanding at December 31, 1996                      97,170                 165,710                         9.50 to 10.25
Additional options authorized                        233,000                       -                                    -
Granted                                             (276,289)                276,289                        10.87 to 14.01
Forfeited                                              7,290                  (7,290)                       12.88 to 14.01
                                               -----------------------   --------------------      -----------------------
Outstanding at December 31, 1997                      61,171                 434,709               $         9.50 to 14.01
                                               =======================   ====================      =======================


                                                          Weighted
                                                           Average
                                                        Exercise Price
                                                   -----------------------
Outstanding at December 31, 1995                           $        -
Authorized                                                           -
Granted                                                           9.52
Exercised                                                         9.50
Forfeited                                                         9.50
                                                   -----------------------
Outstanding at December 31, 1996                                  9.52
Additional options authorized                                       -
Granted                                                          13.45
Forfeited                                                        12.93
                                                   -----------------------
Outstanding at December 31, 1997                           $     13.47
                                                   =======================



            During 1997, compensation expense totaling $456,000 was recognized with respect to the stock appreciation rights plan. The compensation expense is the effect of applying Statement of Financial Accounting Standard No. 123's fair value method to the Lessee's stock appreciation rights results in net income and earnings per share that are not materially different from amounts reported.

9.  OTHER RELATED PARTY TRANSACTIONS

            Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by Robert A. Alter, Chairman and President of the Company, provides management services to the Lessee pursuant to the terms of a management agreement. The agreement has a one year term and is automatically renewed. Management fees are computed based on 1% to 2% of gross revenues. The cost of these services is classified as management fees in the statements of operations.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  OTHER RELATED PARTY TRANSACTIONS, continued

            Certain Lessee employees' salaries and identifiable employee expenses incurred in connection with acquisition and construction services are reimbursed by the Company. The reimbursements are recorded as a reduction of the related expenses. During the years ended December 31, 1997 and 1996 and for the period August 16, 1995 to December 31, 1995, $634,000, $200,000 and $13,000 was
reimbursed to the Lessee for such services, respectively.

            Upon the execution of each Percentage Lease, the Lessor assigns all hotel operating assets and liabilities to the Lessee at the Lessor's cost. The Lessee records all such hotel operating assets and liabilities at the Lessor's cost with a corresponding net amount payable to or receivable from the Lessor, depending on whether net assets or liabilities were assigned. During 1997 and 1996, the net assets assigned in this manner totaled $1,870,000 and $147,000, respectively. In connection with the Lessor's acquisition of Kahler Realty Corporation, the Lessor assigned net liabilities to the Lessee and paid the Lessee $1,069,000, plus on additional $200,000 of assigned cash.

            The Lessee is reimbursed by the Lessor for certain costs it incurs related to the Lessor's renovation of the hotels. The total costs incurred and reimbursable by the Lessor totaled $1,821,000 in 1997.

            Amounts due from affiliates primarily represents reimbursements due from the Lessor netted with the amounts due to the Lessor for net hotel operating assets assigned by the Lessor to the Lessee upon the execution of each Percentage Lease.

10.  SUBSEQUENT EVENTS

            Subsequent to December 31, 1997, the Lessee executed four additional Percentage Leases with the Lessor with terms similar to the existing Percentage Leases (Note 6). The aggregate future minimum monthly rentals (base rents) payable under these leases, exclusive of any base rent to be abated during periods of major renovations is $2,851,000 per year.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Sunstone Hotel Properties, Inc.


We have audited the accompanying balance sheets of Sunstone Hotel Properties, Inc. (the "Lessee") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1996 and for the period August 16, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Lessee's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                   COOPERS & LYBRAND LLP

Newport Beach, California
February 28, 1997