Form 10-K/A
period 1997-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1998-03-30
CIK 930600

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               -------------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, Par Value $.01             New York Stock Exchange
              (Title of Class)                (Exchange on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

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

3.2            Amended Bylaws of the Company, as currently in effect, filed as
               Exhibit 3.2 to the Company's 1997 Annual Report on Form 10-K and filed therewith.

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

3.6 Articles Supplementary Classifying Shares of 7.9% Class A Cumulative Convertible Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.1 thru      Omitted
  10.1.14


10.1.15 Second Amended and Restated Agreement of Limited Partnership dated as of October 4, 1997, filed as Exhibit 10.1.15 to the Company's 1997 Annual Report on Form 10-K and filed therewith.

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

10.2.35           Lease Agreement by and between Sunstone Hotel Investors, L.P.
                  or its subsidiaries as lessor, and Sunstone Hotel Properties, Inc., as lessee, substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed therewith.

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

10.12 thru        Omitted
  10.20

10.22 thru        Omitted
  10.30.17

10.30.18 Amended and Restated Third Party Pledge Agreement among the Partnership, Robert A. Alter and Charles Biederman, effective August 28, 1997 filed as Exhibit 10.30.18 to the Company's 1997 Annual Report on Form 10-K.

10.31             Omitted

10.31.1 Amended and Restated Revolving Credit Agreement dated as of October 10, 1997, among Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo Bank, National Association, filed as Exhibit 10.31.1 to the Company's 1997 Annual Report on Form 10-K.

10.32 Stock Purchase Agreement among the Company, Westbrook Real Estate Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I, L.P. and Kahler Realty Corporation dated as of August 5, 1997, filed on August 14, 1997 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by this reference.

10.33 Registration Rights Agreement among the Company, Westbrook Real Estate Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I, L.P. dated as of October 15, 1997 and filed as
                  Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.34* Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of October 14, 1997.

10.34.1* First Amendment to Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of December 19, 1997.

21 List of Subsidiaries of the Registrant filed as Exhibit 21 to the Company's 1997 Annual Report on Form 10-K.

23.1              Consent of Ernst & Young LLP

23.2              Consent of Coopers & Lybrand L.L.P.

27                Financial Data Schedule

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

         Current Report on Form 8-K dated October 15, 1997, with disclosure under Item 2 regarding Acquisition and Disposition of Assets.

SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 27, 1998.

                                      SUNSTONE HOTEL INVESTORS, INC.

                                      By: /s/  ROBERT A. ALTER
                                         ---------------------------------------
                                              Robert A. Alter
                                              President, Secretary and
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated:


         SIGNATURE                                 TITLE                                   DATE
         ---------                                 -----                                   ----
/s/ ROBERT A. ALTER                      President, Secretary and Chairman             March 27, 1998
----------------------------             of the Board of Directors (Principal
Robert A. Alter                          Executive Officer)

/s/ CHARLES L. BIEDERMAN                 Vice Chairman of the Board of                 March 27, 1998
----------------------------             Directors
Charles L. Biederman

/s/ KENNETH J. BIEHL                     Vice President and Chief Financial            March 27, 1998
----------------------------             Officer (Principal Financial and
Kenneth J. Biehl                         Accounting Officer)

/s/ C. ROBERT ENEVER                     Director                                      March 27, 1998
----------------------------
C. Robert Enever

/s/ LAURENCE GELLER                      Director                                      March 27, 1998
----------------------------
Laurence Geller

/s/ DAVID E. LAMBERT                     Director                                      March 27, 1998
----------------------------
David E. Lambert

/s/ H. RAYMOND BINGHAM                   Director                                      March 27, 1998
----------------------------
H. Raymond Bingham

/s/ FREDRIC H. GOULD                     Director                                      March 27, 1998
----------------------------
Fredric H. Gould


----------------------------             Director                                      March __, 1998
Paul D. Kazilionis

/s/ EDWARD H. SONDKER                    Director                                      March 27, 1998
----------------------------
Edward H. Sondker

                                 EXHIBIT INDEX


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

3.2            Amended Bylaws of the Company, as currently in effect, filed as
               Exhibit 3.2 to the Company's 1997 Annual Report on Form 10-K and filed therewith.

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

3.6 Articles Supplementary Classifying Shares of 7.9% Class A Cumulative Convertible Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.1 thru      Omitted
  10.1.14


10.1.15 Second Amended and Restated Agreement of Limited Partnership dated as of October 4, 1997, filed as Exhibit 10.1.15 to the Company's 1997 Annual Report on Form 10-K and filed therewith.

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

10.2.35           Lease Agreement by and between Sunstone Hotel Investors, L.P.
                  or its subsidiaries as lessor, and Sunstone Hotel Properties, Inc., as lessee, substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed therewith.

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

10.12 thru        Omitted
  10.20

10.22 thru        Omitted
  10.30.17

10.30.18 Amended and Restated Third Party Pledge Agreement among the Partnership, Robert A. Alter and Charles Biederman, effective August 28, 1997 filed as Exhibit 10.30.18 to the Company's 1997 Annual Report on Form 10-K.

10.31             Omitted

10.31.1 Amended and Restated Revolving Credit Agreement dated as of October 10, 1997, among Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo Bank, National Association, filed as Exhibit 10.31.1 to the Company's 1997 Annual Report on Form 10-K.

10.32 Stock Purchase Agreement among the Company, Westbrook Real Estate Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I, L.P. and Kahler Realty Corporation dated as of August 5, 1997, filed on August 14, 1997 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by this reference.

10.33 Registration Rights Agreement among the Company, Westbrook Real Estate Fund I, L.P., Westbrook Real Estate Co-Investment Partnership I, L.P. dated as of October 15, 1997 and filed as
                  Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.34* Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of October 14, 1997.

10.34.1* First Amendment to Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of December 19, 1997.

21 List of Subsidiaries of the Registrant filed as Exhibit 21 to the Company's 1997 Annual Report on Form 10-K.

23.1              Consent of Ernst & Young LLP

23.2              Consent of Coopers & Lybrand L.L.P.

27                Financial Data Schedule

----------
  *  Filed herewith.