Form 10-Q
period 1998-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1998-05-15
CIK 930600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                               -------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarter ended

                                 MARCH 31, 1998

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 14, 1998, there were 37,528,618 shares of Common Stock outstanding.

                         SUNSTONE HOTEL INVESTORS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION


                                                                                          Page
                                                                                          ----
ITEM 1.   FINANCIAL STATEMENTS

Sunstone Hotel Investors, Inc.

   Consolidated Balance Sheets as of March 31, 1998 and
       December 31, 1997..............................................................      3

   Consolidated Statements of Income for the Three Months
       Ended March 31, 1998 and 1997..................................................      4

   Consolidated Statements of Cash Flows for the Three Months
       Ended March  31, 1998 and 1997.................................................      5

   Notes to Consolidated Financial Statements.........................................      6

Sunstone Hotel Properties, Inc. (the "Lessee")

   Consolidated Balance Sheets as of March 31, 1998 and
       December 31, 1997..............................................................     10

   Consolidated Statements of Operations for the Three Months
       Ended March 31, 1998 and 1997..................................................     11

   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1998 and 1997..................................................     12

   Notes to Consolidated Financial Statements.........................................     13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................................     15

                               PART II -- OTHER INFORMATION

ITEM 5.      OTHER INFORMATION -- RISK FACTORS........................................     24

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................     31

SIGNATURES ...........................................................................     32

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SUNSTONE HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                           March 31,             December 31,
                                                             1998                    1997
                                                         -------------           -------------
                                                         (Unaudited)
ASSETS:

Investments in hotel properties, net                     $ 763,138,000           $ 704,323,000

Notes receivable                                             6,073,000               6,085,000
Cash and cash equivalents                                    2,023,000               3,584,000
Restricted cash                                              2,766,000               2,421,000
Rent receivable - Lessee                                    12,174,000               7,641,000
Other assets, net                                           18,393,000              15,523,000
                                                         -------------           -------------
                                                         $ 804,567,000           $ 739,577,000
                                                         =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                 $ 192,800,000           $ 179,800,000

Notes payable                                              100,288,000             116,671,000
Accounts payable and other accrued expenses                 12,720,000              10,937,000
Dividends payable to preferred shareholders                    487,000                 422,000
                                                         -------------           -------------
                                                         $ 306,295,000             307,830,000
                                                         -------------           -------------

Commitments and contingencies

Minority interest                                           25,605,000              33,860,000

Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred Stock,
     $.01 par value, 10,000,000 authorized; 250,000
     issued and outstanding as of March 31, 1998
     and December 31, 1997 (liquidation preference
     $100 per share aggregating $25,000,000)                     3,000                   3,000

Common stock, $.01 par value, 50,000,000 authorized;
   37,517,172 and 32,284,103  issued and outstanding
   as of March 31, 1998 and December 31, 1997,
   respectively                                                375,000                 323,000
Additional paid-in capital                                 478,791,000             401,098,000
Distributions in excess of earnings                         (6,502,000)             (3,537,000)
                                                         -------------           -------------
                                                           472,667,000             397,887,000
                                                         -------------           -------------

                                                         $ 804,567,000           $ 739,577,000
                                                         =============           =============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                     -----------------------------------
                                                         1998                   1997
                                                     ------------           ------------
                                                                             (Restated)
REVENUES:
Lease revenue - Lessee                               $ 23,687,000           $  7,572,000
Interest income                                            57,000                197,000
                                                     ------------           ------------
                                                       23,744,000              7,769,000
                                                     ------------           ------------

EXPENSES:
Real estate related depreciation and
     amortization                                       7,919,000              1,956,000
Interest expense and amortization of
     financing costs                                    4,595,000                840,000
Real estate and personal property taxes and
     insurance                                          2,779,000                676,000
General and administrative                              1,503,000                532,000
                                                     ------------           ------------
Total expenses                                         16,796,000              4,004,000
                                                     ------------           ------------

Income before minority interest                         6,948,000              3,765,000

Minority interest                                        (351,000)              (489,000)
                                                     ------------           ------------

NET INCOME                                              6,597,000              3,276,000

Dividends on preferred shares                            (487,000)                    --
                                                     ------------           ------------


INCOME AVAILABLE TO COMMON SHAREHOLDERS              $  6,110,000           $  3,276,000
                                                     ============           ============

EARNINGS PER SHARE
   Basic                                             $       0.17           $       0.22
                                                     ============           ============

   Diluted                                           $       0.17           $       0.22
                                                     ============           ============

DIVIDENDS DECLARED PER SHARE                         $      0.275           $      0.250
                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                 -----------------------------------
                                                                     1998                   1997
                                                                 ------------           ------------
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $  6,110,000           $  3,276,000

Adjustments to reconcile net income
          to net cash provided by operating activities:
     Minority interest                                                351,000                489,000
     Depreciation and amortization                                  8,024,000              1,956,000
     Amortization of financing costs                                  493,000                 50,000
Changes in assets and liabilities:
      Rent receivable -- Lessee                                    (4,533,000)            (1,962,000)
      Other assets, net                                            (2,232,000)              (599,000)
      Accounts payable and other accrued expenses                   1,783,000             (1,038,000)
      Dividends payable to preferred shareholders                      65,000                     --
                                                                 ------------           ------------
Net cash provided by operating activities                          10,061,000              2,172,000
                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, improvements and additions
       to hotel properties                                        (66,734,000)           (47,999,000)

Increase in restricted cash                                          (345,000)                    --

Payments received on notes receivable                                  12,000                     --
                                                                 ------------           ------------
Net cash used in investing activities                             (67,067,000)           (47,999,000)
                                                                 ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                         69,618,000             65,640,000
Payment of deferred financing costs                                (1,155,000)                    --
Borrowings on revolving line of credit                             66,000,000             20,375,000
Principal payments on revolving line of credit                    (53,000,000)           (27,500,000)
Principal payments on notes payable                               (16,383,000)            (7,913,000)
Distributions to shareholders                                      (9,075,000)            (3,885,000)
Distributions to partners                                            (560,000)              (629,000)
                                                                 ------------           ------------
Net cash provided by financing activities                          55,445,000             46,088,000
                                                                 ------------           ------------
Net change in cash and cash equivalents                            (1,561,000)               261,000
Cash and cash equivalents, beginning of period                      3,584,000                142,000
                                                                 ------------           ------------
Cash and cash equivalents, end of period                         $  2,023,000           $    403,000
                                                                 ============           ============
Cash paid for interest                                           $  4,859,000           $    863,000
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

        Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company"), was formed in 1995 as a real estate investment trust ("REIT"). At March 31, 1998, the Company had a 94.9% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which began operations as of August 16, 1995, upon receipt of the proceeds from the Company's initial public offering (the "Offering") and consummation of certain formation transactions. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

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

        At March 31, 1998, the Company's portfolio included 57 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Vice Chairman of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION, continued

Restatement:

        The interim financial statements as of and for the three months ended March 31, 1997 have been restated to reflect the allocation of a fourth quarter 1997 depreciation expense adjustment to the first three quarters of 1997.

Reclassifications:

        Certain prior period balances have been reclassified to conform with the current period presentation.

New Accounting Standards:

        In March 1998, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on Issue 97-11 that internal preacquisition costs related to the purchase of an operating property should be expensed as incurred. The Company expects that the adoption of the consensus on Issue 97-11 will result in increased general and administrative expenses in future periods.

2.   INVESTMENTS IN HOTEL PROPERTIES

        During the first quarter of 1998, the Company acquired four hotel properties with 501 rooms for an aggregate of $40.5 million in cash. Additionally, the Company completed, or was in the process of completing, substantial renovations at 12 of the hotel properties, and in connection with such renovation, incurred costs of approximately $25.4 million.

3.  REVOLVING LINE OF CREDIT

        On January 26, 1998, the Company increased its unsecured revolving line of credit facility (the "Credit Facility") from $200.0 million to $300.0 million and reduced its borrowing rate. The Credit Facility accrues interest at a rate as low as LIBOR plus 1.40% per annum based upon the leverage of the Company, with provisions for reduced rates upon receipt by the Company of an investment grade rating.

4.    EQUITY

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

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share. The 1997 amounts have been restated to comply with the Financial Accounting Standards Board Statement No. 128, Earnings per Share.


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                             1998                   1997
                                                                         ------------           ------------
Numerator:
       Net income                                                        $  6,597,000           $  3,276,000
       Dividends on preferred shares                                         (487,000)                    --
                                                                         ------------           ------------

    Numerator for basic and diluted earnings per share
        Income available to common shareholders after effect of
            dilutive securities                                          $  6,110,000           $  3,276,000
                                                                         ------------           ------------

Denominator:
    Denominator for basic earnings per share - weighted
        average shares outstanding                                         35,452,364             14,834,676
    Effect of dilutive securities:
          Stock options                                                       170,368                125,046
                                                                         ------------           ------------

    Denominator for diluted earnings per share - adjusted
        weighted average shares and assumed conversion                     35,622,732             14,959,722
                                                                         ============           ============


Basic earnings per share                                                 $       0.17           $       0.22
                                                                         ============           ============


Diluted earnings per share                                               $       0.17           $       0.22
                                                                         ============           ============


6. SUBSEQUENT EVENTS

        On April 9, 1998, the Company acquired the 160-room Hilton Inn in Oxnard, California from Westbrook Partners for $9.3 million in cash. The hotel consists of one six-story building and two 2-story buildings which include meeting rooms, a restaurant and lounge, a beauty salon and barber shop, a gift shop, a tennis court and fitness track and a swimming pool and spa.

        On April 30, 1998, the Company acquired the 130-room Hampton Inn in Santa Clarita, California from Valencia Hotel Limited Partnership for approximately $8.3 million. The purchase price was funded with the assumption of $6.2 million of existing indebtedness, the issuance of 118,409 Units valued at $1.9 million with the balance of the purchase price funded with cash. The hotel consists of a single four-story building with meeting rooms, a small business center, swimming pool and spa.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  SUBSEQUENT EVENTS, continued

        On May 5, 1998, the Company acquired the 192-room Marriott Hotel in Napa Valley, California from Host Marriott for approximately $21.0 million in cash. The Napa Valley Marriott Hotel is located at the gateway to California's renowned wine country. The hotel has approximately 10,000 square feet of meeting space, an executive conference center, restaurant and bar and grill, swimming pool and spa and tennis courts.

        On May 13, 1998, the Company acquired the 168-room Days Inn Hotel in Santa Clara, California from MOA-CS Corporation for approximately $20.0 million in cash. The hotel consists of three four-story buildings with meeting rooms, two restaurants, a fitness center, swimming pool and spa.

                         SUNSTONE HOTEL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,            December 31,
                                                                             1998                   1997
                                                                         ------------           ------------
                                                                         (Unaudited)
ASSETS:

Current assets
    Cash and cash equivalents                                            $  8,721,000           $  4,352,000
    Receivables, net of allowance for doubtful accounts of
       $192,000 and $267,000, respectively                                 10,432,000             10,037,000
    Due from affiliates                                                            --                330,000
    Inventories                                                             1,916,000              1,798,000
    Prepaid expenses                                                          368,000                306,000
                                                                         ------------           ------------
                                                                           21,437,000             16,823,000

Management agreements, net                                                    654,000                723,000
Property and equipment, net                                                 3,264,000              3,116,000
Other assets                                                                  115,000                     --
                                                                         ------------           ------------
                                                                         $ 25,470,000           $ 20,662,000
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Rent payable - Sunstone Hotel Investors, Inc.                        $ 12,174,000           $  7,641,000
    Due to affiliates                                                       1,454,000                  9,000
    Accounts payable                                                        8,740,000              8,836,000
    Customer deposits                                                         896,000                550,000
    Sales taxes payable                                                     2,398,000              1,640,000
    Accrued payroll                                                         2,357,000              3,093,000
    Accrued vacation                                                        1,811,000              1,795,000
    Accrued bonuses                                                         1,067,000                573,000
    Capital lease obligation - current portion                                 56,000                 55,000
    Other accrued expenses                                                  1,031,000              1,007,000
                                                                         ------------           ------------
                                                                           31,984,000             25,199,000
Long-term liabilities
    Capital lease obligation                                                  352,000                366,000
    Accrued pension liability                                               1,069,000              1,017,000
                                                                         ------------           ------------
                                                                           33,405,000             26,582,000
                                                                         ------------           ------------

Minority interest                                                              96,000                119,000

Commitments

Stockholders' deficit:
Common stock, no par value, 1,000 shares authorized; 100 shares
   issued and outstanding                                                          --                     --
Deficit                                                                    (8,031,000)            (6,039,000)
                                                                         ------------           ------------
                                                                         $ 25,470,000           $ 20,662,000

                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                        March 31,
                                                           -----------------------------------
                                                               1998                   1997
                                                           ------------           ------------
REVENUES:

Room                                                       $ 47,910,000           $ 16,566,000
Food and beverage                                             9,993,000              1,275,000
Other                                                         7,192,000              1,003,000
                                                           ------------           ------------
Total revenues                                               65,095,000             18,844,000
                                                           ------------           ------------

EXPENSES:

Room                                                         11,378,000              3,632,000
Food and beverage                                             8,540,000              1,034,000
Other                                                         4,394,000                521,000
Franchise costs                                               1,418,000                668,000
Advertising and promotion                                     4,738,000              1,639,000
Utilities                                                     2,429,000                891,000
Repairs and maintenance                                       2,575,000                655,000
Management fees - Sunstone Hotel Management, Inc.               937,000                356,000
Rent expense - Sunstone Hotel Investors, Inc.                23,687,000              7,572,000
General and administrative                                    6,991,000              1,831,000
                                                           ------------           ------------
Total expenses                                               67,087,000             18,799,000
                                                           ------------           ------------

NET (LOSS) INCOME                                          $ (1,992,000)          $     45,000
                                                           ============           ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                            March 31,
                                                                ----------------------------------
                                                                    1998                 1997
                                                                ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                               $ (1,992,000)         $     45,000
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Bad debt                                                        16,000                    --
      Depreciation                                                   256,000                    --
      Amortization                                                    99,000                    --
      Changes in assets and liabilities:
        Receivables, net                                              13,000              (912,000)
        Due from affiliates                                        2,456,000                    --
        Inventories                                                  (92,000)               21,000
        Prepaid expenses and other assets                           (178,000)              (72,000)
        Rent payable - Sunstone Hotel Investors, Inc.              4,533,000             1,962,000
        Accounts payable                                             (96,000)           (1,482,000)
        Customer deposits                                            294,000               (98,000)
        Sales taxes payable                                          758,000               361,000
        Accrued payroll                                             (736,000)             (286,000)
        Accrued vacation                                              16,000                83,000
        Accrued bonuses                                              494,000                51,000
        Due to affiliates                                         (1,475,000)              251,000
        Accrued pension liability                                     52,000                    --
        Other accrued expenses                                       (16,000)              (93,000)
                                                                ------------          ------------
Net cash provided by (used in) operating activities                4,402,000              (169,000)
                                                                ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (33,000)               (5,000)
Proceeds from lessor upon execution of certain leases                 13,000                    --
                                                                ------------          ------------
Net cash used in investing activities                                (20,000)               (5,000)
                                                                ------------          ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments on capital lease obligation                                 (13,000)                   --
                                                                ------------          ------------
Net cash used in financing activities                                (13,000)                   --
                                                                ------------          ------------

Net change in cash and cash equivalents                            4,369,000              (174,000)
Cash and cash equivalents, beginning of period                     4,352,000             1,165,000
                                                                ------------          ------------
Cash and cash equivalents, end of period                        $  8,721,000          $    991,000
                                                                ============          ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 ---------------

1. ORGANIZATION AND BASIS OF PRESENTATION:

        Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "Lessor") on August 16, 1995. The Lessee leases hotel properties which are primarily located in the western United States from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At March 31, 1998, 57 hotel properties were leased from the Lessor.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Lessee have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Lessee believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Lessee's audited consolidated financial statements included in the Lessor's Annual Report on Form 10-K for the year ended December 31, 1997. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

Reclassifications:

        Certain prior period balances have been reclassified to conform with the current period presentation.

2. ACCUMULATED DEFICIT:

        From inception, the Lessee has incurred cumulative losses of $8.0 million. The $2.0 million loss for the quarter ended March 31, 1998 is substantially due to the combined effects on the Lessee of (i) off-peak seasonal activity typically experienced during the first quarter at certain hotels, representing a $1.4 million loss and (ii) the effect of renovating seven of the Company's hotels, representing a $442,000 loss. Additional losses are primarily attributable to the transition to new management at recently acquired hotels and to the operating leverage of certain Percentage Leases.

        The Lessee has remained current in its payments to the Company under the terms of the Percentage Leases. During 1998, management of the Lessee anticipates generating positive operating cash flow; however, there can be no assurance that operating expectations will be met.

                         SUNSTONE HOTEL PROPERTIES, INC.

                          NOTES TO FINANCIAL STATEMENTS



3.    PERCENTAGE LEASE AGREEMENTS

        During and subsequent to the quarter ended March 31, 1998, the Lessee executed eight additional Percentage Leases with the Lessor with terms similar to the existing Percentage Leases. The aggregate future minimum rentals (base rents) payable under these leases, exclusive of any base rent to be abated during periods of major renovations is $6.8 million per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        When used throughout this report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business and actual results could differ materially from those projected and forecasted. These risks and uncertainties, which include competition within the lodging industry, the balance between supply and demand for the hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, and the availability of capital to finance planned growth, are described but are not limited to those disclosed in this report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

        The Company is a self-administered equity REIT that owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Hilton Hotels Corporation, Holiday Hospitality Corporation, Marriott International, Inc. and Promus Hotel Corporation. As of May 12, 1998, the Company's portfolio consisted of 61 hotels with a total of 11,005 rooms, 48 of which were acquired and one which was developed subsequent to the Company's IPO in August 1995. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 82%) with the remainder of the Company's portfolio consisting of mid-price, limited service properties primarily located in markets where significant barriers exist for new competitive supply.

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


RESULTS OF OPERATIONS OF THE COMPANY

Comparison of the Quarter Ended March 31, 1998 and 1997

        During the first quarter of 1998, the Company:

        - Acquired 4 hotels for aggregate purchase prices of $40.5 million;

        - Invested $25.4 million in renovation and redevelopment to recently acquired hotels;

        - Raised approximately $73.7 million of equity capital through the sale of common stock in a follow-on offering; and

        - Increased availability under the Company's unsecured bank credit facility from $200.0 million to $300.0 million.

        For the quarter ended March 31, 1998, income available to common shareholders increased 84.9% to $6.1 million from $3.3 million for the corresponding quarter of 1997, while diluted earnings per share decreased to $.17 per share from $.22 per share, a 22.7% decrease. The decrease in diluted earnings per share was primarily due to the effects of recognizing straight-line depreciation expense for 12 hotels which were undergoing significant renovation during the first quarter of 1998, as compared to eight hotels undergoing significant renovation during the first quarter of 1997. Revenues increased $15.9 million, or 203.9%, to $23.7 million from $7.8 million for the first quarter of 1997. The increase in revenues is substantially attributable to the execution of the Company's external growth strategy, as well as increases in REVPAR of both continuously owned and recently acquired hotels. For a discussion of Funds from Operations, see "Liquidity and Capital Resources."

        External Growth. During the quarter ended March 31, 1998, the Company acquired four hotels comprising 501 rooms for aggregate purchase prices of approximately $40.5 million. For the last twelve months ended March 31, 1998, the Company acquired 29 hotels with 6,063 rooms for aggregate purchase prices of approximately $509.7 million, which contributed $14.5 million of the $15.9 million increase in revenues.

        Internal Growth. On a same-unit-sales basis, the Company achieved a 9.8% and a 2.2% increase in REVPAR for non-renovation hotels and for all hotels, respectively, for the first quarter of 1998 over the corresponding quarter of 1997.

        REVPAR for the non-renovation hotels increased significantly by 9.8%, from $46.51 to $51.08, over the first quarter of 1997. Non-renovation hotels consist of 37 of the Company's 57 hotels that were not undergoing significant renovation either in the first quarter of 1997 or 1998. The 9.8% increase in REVPAR was driven by a 11.1% increase in ADR, from $69.99 to $77.74, and offset by an approximately one percentage point decrease in occupancy, to 65.7%.

        The strong revenue performance of the Company's hotel portfolio in the first quarter of 1998 was not only due to the results from the Company's recently redeveloped hotels, but also due to the internal growth of continuously owned and recently acquired hotels and hotel investments as indicated in the following table:

              SELECTED REVPAR PERFORMERS FOR FIRST QUARTER OF 1998


                                                                                       REVPAR
                                                                      -------------------------------------------
                                                           Rooms        1997(1)         1998           % Change
                                                         ----------   ----------      ----------       ----------
Holiday Inn Express - Poulsbo, Washington                        63   $    29.89      $    40.17             34.4%

Holiday Inn - San Diego (Stadium), California                   174        45.40           60.34             32.9

Kahler Inn & Suites - Rochester, Minnesota                      266        41.06           50.75             23.6

Holiday Inn Hotel & Suites - Kent, Washington                   125        42.87           52.00             21.3

Residence Inn - San Diego, California                           144        83.15          101.02             21.5


(1) The Company did not own certain of these hotels for the entire period presented.

          REVPAR for the first quarter of 1998 for the 1997-renovation hotels (eight hotels), which were undergoing renovation during the first quarter of 1997, increased 4.4% over the corresponding quarter of 1997.

          REVPAR for the first quarter of 1998 for the 1998-renovation hotels (12 hotels), which were undergoing renovation during the first quarter of 1998, decreased 10.6% over the corresponding quarter in 1997, a period during which these hotels were not undergoing renovation. In the aggregate, REVPAR for the first quarter of 1998 for the 1997- and 1998-renovation hotels (20 hotels) decreased 6.5% over the corresponding quarter of 1997.

          The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three months ended March 31, 1998.

                         SELECTED FINANCIAL INFORMATION


                                        Three Months Ended
                                            March 31,
                                  ------------------------------
                                      1998              1997
                                  ------------      ------------
SAME-UNIT-SALES ANALYSIS
ALL HOTELS:
Occupancy                                 63.5%             68.4%
ADR                               $      81.86      $      74.30
REVPAR                            $      51.98      $      50.84
REVPAR growth                              2.2%

NON-RENOVATION HOTELS:
Occupancy                                 65.7%             66.5%
ADR                               $      77.74      $      69.99
REVPAR                            $      51.08      $      46.51
REVPAR growth                              9.8%

RENOVATION HOTELS(1):
Occupancy                                 60.3%             71.2%
ADR                               $      88.23      $      79.99
REVPAR                            $      53.24      $      56.97
REVPAR growth                             (6.5)%

----------------
(1) Includes the twelve hotels undergoing renovation in the first quarter of 1998 and the eight hotels undergoing renovation in the first quarter of 1997.

        During the first quarter of 1998, interest expense and amortization of financing costs increased to $4.6 million from $840,000 for the corresponding quarter of 1997. Additionally, real estate and personal property taxes and insurance increased $2.1 in the first quarter of 1998. These increases are attributable to the growth of the Company's hotel portfolio to 57 hotels during the first quarter of 1998 compared to 28 hotels owned during the corresponding quarter of 1997. Acquisitions are typically initially financed with debt contributing to the increase in interest expense and amortization of financing costs.

        During the first quarter of 1998, the Company recorded increased general and administrative expenses attributable to the growth of the Company's hotel portfolio and depreciation of non-real estate assets. Necessitated by the Company's growth, additional personnel, including the Company's General Counsel and Director of Finance, were added to the staff of the Company subsequent to the first quarter of 1997. Additionally, in conjunction with the acquisition of a hotel company during the fourth quarter of 1997, certain non-real estate assets were acquired. Depreciation of these assets are included in general and administrative expenses. Increases in other general and administrative expenses were also incurred commensurate with the growth of the Company from 28 hotels at the end of the first quarter of 1997 to 57 hotels at the end of the first quarter of 1998. As a result of the preceding, general and administrative expenses increased to $1.5 million from $532,000 for the first quarter of 1998 in comparison to the corresponding quarter of 1997.

        In March 1998, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on Issue 97-11 that internal preacquisition costs related to the purchase of an operating property should be expensed as incurred. The Company expects that the adoption of the consensus on Issue 97-11 will result in increased general and administrative expenses in future periods.

Renovations, Rebranding and Upgrades

        Sunstone continued to implement its strategy of renovating, rebranding and repositioning its recently acquired hotels and, during the first quarter of 1998, invested $25.4 million in renovations to certain of these hotels during the first quarter of 1998.

        In conjunction with such renovation activity, the Company branded the previously independent 194-room Kahler Plaza Hotel as the full-service Marriott Rochester. The hotel recently underwent a $1.7 million renovation, which included upgraded guestroom soft goods, furniture and guest baths, and extensive renovation of the lobby and restaurant. In the first month as a full-service Marriott, April 1998, ADR increased 24.9%, to $153.51 from $122.90 for the corresponding month of the prior year. The significant ADR increase translated into a corresponding 18.2% increase in REVPAR. The Marriott Rochester is the first of five hotels from the Kahler portfolio of 17 hotels acquired during the fourth quarter of 1997, to be branded as a full-service Marriott. Subsequent to the first quarter of 1998, the 333-room Provo Park Hotel in Utah was flagged as a luxury, full-service Marriott and the 220-room University Park Hotel in Utah was branded as the Marriott University Park. Both these hotels underwent major renovations, totaling approximately $5.8 million, during the fourth quarter of 1997 and the first quarter of 1998. Sunstone expects one additional hotel to be branded by the end of the second quarter of 1998 and the remaining hotel to carry the Marriott flag by the end of 1998.

        During the second quarter of 1998, the Company also rebranded the former Ramada Hotel - San Diego (Old Town), California to a Holiday Inn and Suites and branded the previously independent Vacation Inn - San Diego (Old Town), California as a Ramada Hotel. Additionally, the Company anticipates rebranding the independent Fountain Suites - Sacramento, California to a Hawthorn Suites and upgrading the Holiday Inn - La Mirada, California to a Holiday Inn Select during the second quarter of 1998.

        Management believes that its internal growth strategy of improving each hotel's revenue performance by renovating, rebranding, and repositioning the asset not only has an immediate impact on financial performance, but also will create long term value and growth.

        National Franchise Affiliations. The Company generally believes that franchise affiliations provide advantages to certain hotels. Such advantages include brand recognition, access to national reservation systems, national direct sales efforts and national volume purchasing agreements, and technical and business assistance. The use of multiple franchise systems provides the Company with further diversification, less dependence on the continued popularity of one brand and less vulnerability to new requirements of any individual franchise affiliation. The Company expects to focus its franchise affiliations on nationally recognized upscale hotel chains.

        The following table summarizes certain information with respect to the current or anticipated franchise affiliations of the hotels:

                             FRANCHISE AFFILIATIONS
              (As of and for the Three Months Ended March 31, 1998)


                                                                                                             Percentage
                              Number of                                Percentage of       Lease               of Lease
Franchise Affiliation (1)       Hotels               Rooms                 Rooms          Revenues             Revenues
                             -----------          -----------           -----------     -----------           -----------
Marriott - (2) (3)                    15                2,605                  25.2%    $ 7,066,000                  29.8%
Holiday Inns                          15                2,366                  22.8       4,370,000                  18.5
Hampton Inns                           8                1,063                  10.3       2,733,000                  11.5
Kahler                                 2                  965                   9.3       2,464,000                  10.4
Independent                            4                  887                   8.6       1,211,000                   5.1
Hawthorn Suites (4)                    3                  583                   5.6       1,257,000                   5.3
Hilton                                 2                  572                   5.5       1,492,000                   6.3
Best Western                           3                  364                   3.5         598,000                   2.5
Sheraton                               1                  295                   2.8       1,433,000                   6.0
Doubletree Hotels                      1                  213                   2.1         191,000                   0.8
Comfort Suites                         1                  166                   1.6         469,000                   2.0
Quality Inn                            1                  152                   1.5         132,000                   0.6
Ramada                                 1                  124                   1.2         271,000                   1.2
                             -----------          -----------           -----------     -----------           -----------
                                      57               10,355                 100.0%    $23,687,000                 100.0%
                             ===========          ===========           ===========     ===========           ===========


---------------
(1) Certain of the Company's planned changes in franchise affiliations are included in this table. There can be no assurance that the Company will receive final approval from the applicable franchisor.

(2) Includes full-service Marriott hotels, Residence Inn, Fairfield Inn and Courtyard by Marriott.

(3) Includes two hotels from the Kahler portfolio with 491 rooms which the Company anticipates converting to full-service Marriott franchises. The Company has obtained approval of these new franchise licenses, subject to completion of renovations or improvements.

(4) Includes the Anaheim and Sacramento, California hotels which will be rebranded as Hawthorn Suites hotels upon completion of renovation and improvements which are expected to be completed in the second quarter of 1998.

Seasonality and Regional Focus

        The Company currently focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States where favorable demand demographic trends currently exist. The geographic distribution of the hotels, which are located in 12 states, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations and off-peak seasonal operations that are typical for the hotel industry. The Company has also sought to increase its geographic distributions by focusing on major metropolitan areas.

        The following table summarizes the Company's presence in each of these 12 markets:


                           GEOGRAPHIC DIVERSIFICATION
              (As of and for the Three Months Ended March 31, 1998)

                                                PERCENTAGE                    PERCENTAGE
                    NUMBER OF                      OF            LEASE        OF LEASE
REGION                HOTELS        ROOMS         ROOMS         REVENUES      REVENUES
                   -----------   -----------   -----------     -----------   -----------
Mountain (1)......          24         4,319          41.7%    $10,356,000          43.7%
Pacific (2).......          27         4,236          40.9       9,158,000          38.7
Minnesota.........           4         1,329          12.8       3,543,000          14.9
Other (3).........           2           471           4.6         630,000           2.7
                   -----------   -----------   -----------     -----------   -----------
    Total.........          57        10,355         100.0%    $23,687,000         100.0%
                   ===========   ===========   ===========     ===========   ===========


                           GEOGRAPHIC DIVERSIFICATION
                              (As of May 14, 1998)


                                                       PERCENTAGE
                        NUMBER OF                         OF
REGION                   HOTELS          ROOMS           ROOMS
                      ------------    ------------    ------------
Pacific (2).........            31           4,886            44.4%
Mountain (1)........            24           4,319            39.3
Minnesota...........             4           1,329            12.1
Other (3)...........             2             471             4.2
                      ------------    ------------    ------------
     Total..........            61          11,005           100.0%
                      ============    ============    ============

------------
(1)     Includes Arizona, Colorado, Idaho, Montana, New Mexico and Utah.

(2)     Includes California, Oregon and Washington

(3) The Company is considering the sale or exchange of the two Kahler Hotels located in Texas and West Virginia.



LIQUIDITY AND CAPITAL RESOURCES

        Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short- and long-term basis to meet its operating cash requirements. In the first quarter of 1998, the Company paid dividends and distributions totaling $9.6 million representing $0.275 per share or Unit on a quarterly basis.

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

        Additionally, the Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through its $300 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank) and, when market conditions warrant, to issue additional equity or debt securities. On January 26, 1998, the Company increased the Credit Facility from $200.0 million to $300.0 million and reduced its borrowing rate. The Credit Facility accrues interest at a rate as low as LIBOR plus 1.40% per annum based upon the leverage of the Company, with provisions for reduced rates upon receipt by the Company of an investment grade rating. During the first quarter of 1998, the Company raised $66.0 million through issuance of debt and $69.6 million through issuance of common stock. As of March 31, 1998, the Company had $107.2 million of unused credit on the Credit Facility and had $97.1 million available under the Credit Facility (net of $10.1 million reserved availability for the development of hotels) and approximately $106.2 million available under the Company's shelf registration statement.

        Up to $15.0 million of the Credit Facility may be used for working capital purposes. The Credit Facility has a two year term, maturing July 1, 1999, with a one-year extension option in favor of the Company. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. The Company may seek to obtain such a stand-alone debt facility if market conditions are appropriate in management's view.

        As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Credit Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth. During the first quarter of 1998, the Company used cash in the amount of $66.7 million to acquire hotel assets, including redevelopment and recurring capital expenditures.

        During the first quarter of 1998, the Company invested approximately $25.4 million in major renovations of 12 of its hotels. The Company is currently completing the renovation of those hotels started during the first quarter of 1998 and anticipates renovating additional recently acquired hotels for approximately $40.8 million. In conjunction with the on-going renovation activity, the Company has various contracts and commitments outstanding with third parties. The Company plans to fund remaining commitments under these agreements through the use of the Credit Facility and the issuance of additional equity and debt securities. Management believes the renovation should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. In addition, the Company may acquire additional hotels and invest additional cash for renovations during 1998.

Year 2000

        Management has examined the Year 2000 issue and believes that it will not have a material effect on the business, results of operations or financial condition of the Company.

Funds from Operations ("FFO")

        Management believes that FFO is a useful measure of financial performance of an equity REIT, such as the Company. FFO (as defined) (1) grew by 161.4% to $14.9 from $5.7 million.


                                                               Three Months Ended
                                                                    March 31,
                                                        -----------------------------------
                                                            1998                 1997(2)
                                                        ------------           ------------
Net Income                                              $  6,597,000           $  3,276,000
Less dividends on preferred shares                          (487,000)                    --
                                                        ------------           ------------
Net income available to common shareholders                6,110,000              3,276,000
Add back:
     Depreciation                                          7,919,000              1,956,000
     Minority interest                                       351,000                489,000
     Dividends on preferred shares                           487,000                     --
                                                        ------------           ------------
FFO diluted for conversion of preferred shares          $ 14,867,000           $  5,721,000
                                                        ============           ============

-------------
(1) Management and industry analysts generally consider funds from operations to be a useful measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property plus real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

(2) Certain amounts have been restated to reflect the allocation of a fourth quarter depreciation expense adjustment to the first three quarters of 1997.


The Lessee

        For a discussion of the Lessee's revenue operations and a comparison of the quarter ended March 31, 1998 to 1997, see "Results of Operations" of the Company. Additionally, for the first quarter of 1998, the Lessee reported a net loss of $2.0 million. Notwithstanding the net loss, cash flows were provided by operating activities during the first quarter of 1998 in the amount of $4.4 million.

        From inception, the Lessee has incurred cumulative losses of $8.0 million. The $2.0 million loss for the quarter ended March 31, 1998 is substantially due to the combined effects on the Lessee of (i) off-peak seasonal activity typically experienced during the first quarter at certain hotels, representing a $1.4 million loss and (ii) the effect of renovating several of the Company's hotels, representing a $442,000 loss. Additional losses are primarily attributable to the transition to new management at recently acquired hotels and to the operating leverage of certain Percentage Leases.

        Typically, the Company's renovations and redevelopments of acquired hotels are extensive, involving refurbishing exteriors, renovations to restaurants and lobbies and extensive renovations to guest rooms, including guest bath, furniture and soft goods. The Company typically expends 10% to 30% of the purchase price on renovations which typically last approximately three to six months. During the renovations, the Lessee's revenues are significantly reduced. In addition, there is typically a brief ramp up period of approximately one to three months before the renovated hotels produce positive cash flow for the Lessee. Management of the Company and the Lessee believe that the renovation related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from significantly improved operating performance of the renovated and redeveloped hotels.

        The Lessee has access to a $1.5 million working capital line of credit. Executives of the Lessee have pledged $7.6 million of units to secure obligations of the Lessee to the Company under the Percentage Leases. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

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

        Renovation and Redevelopment Risks. The Company faces risks arising from its strategy of acquiring hotels in need of substantial renovation or redevelopment, particularly the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from shortages of materials or skilled labor, a change in the scope of the original project, the need to comply with building codes or other legal requirements, the discovery of structural or other latent problems with a hotel once construction has commenced and other risks inherent in the construction process. These risks are increased by the significant number of renovations the Company is currently undertaking as a result of the significant number of hotels recently acquired by the Company. In addition, renovation and redevelopment must comply with the Americans with Disabilities Act of 1990 (the "ADA"), which provides that all public accommodations meet certain federal requirements related to access and use by disabled persons. The Company may be required to make substantial modifications at the hotels to comply with the ADA. Cost overruns incurred during renovation and redevelopment projects increase the Company's total investment in a hotel and may reduce the Company's anticipated return on such investment. Delays in completing such renovation and redevelopment projects decrease the Lessee's operations at the hotel resulting in lower revenues which either increases the Lessee's operating losses or, if a rental abatement is provided, reduces rent received by the Company. Delays or cost overruns in connection with renovations or redevelopment, and any related rental abatements, could have a material adverse effect on Cash Available for Distribution.

        Development Risks. A component of the Company's growth strategy is to develop new hotels in markets where room supply and other competitive factors justify new construction or to purchase such hotels from unaffiliated developers after they have been completed. New project development will increase the Company's indebtedness and is subject to a number of other risks, including risks of construction delays or cost overruns, the risk that required zoning, occupancy and other governmental permits might not be obtained, and the risk that projects might not be completed. Additional risks of development projects include the risks associated with effectively marketing a hotel in order to ramp up occupancy at projected room rates after the hotel has been opened. Any failure to complete a development project in a timely manner and within budget or to ramp up occupancy after completion of the project could have a material adverse effect on the Company's results of operations and Cash Available for Distribution.

TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

        Certain tax rules relating to the qualification of a REIT prohibit the Company and Sunstone Hotel Investors, L.P. (the "Partnership") from operating hotels. Therefore, the Partnership enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Partnership based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee being unable to pay rent at the higher tier level necessary for the Company to fund distributions to shareholders because payment of base rent alone is insufficient for such purposes. In the event that all or a portion of such higher tier rent is not received by the Partnership, the Company may not be able to make such distributions to its partners (thus jeopardizing the Company's ability to pay dividends to its shareholders). There can be no assurance that the Company will receive such higher tier rent from the Lessee or that the Lessee will even be able to pay base rent in light of its historical performance of incurring operating losses since its inception. The Lessee controls the daily operations of the hotels under the Percentage Leases, which have non-cancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its IPO in 1995 (the "IPO") and because Mr. Alter and Mr. Biederman own significant Units in the Partnership and options to acquire Common Stock of the Company, and therefore have an incentive to cause the Lessee to maximize rents. Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee has only nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases. Mr. Alter and Mr. Biederman have entered into an agreement (the "Third Party Pledge Agreement") whereby the obligations of the Lessee under the Percentage Leases are secured with a pledge of Mr. Alter?s and Mr. Biederman?s Units (up to 481,955 Units) in the Partnership. This may limit the Company's ability to recover in full for any claims it may have against the Lessee for defaults under the Percentage Leases. The amendment to the Third Party Pledge Agreement also subordinated the Company's lien on the majority of Mr. Alter?s Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of a significant portion of Mr. Alter?s Units. The obligations of the Lessee under the Percentage Leases are not secured by any additional security deposits or guarantees by third parties. The Lessee had a net operating loss of $2.0 million for the three months ended March 31, 1998, and a net working capital deficit of $8.0 million as of March 31, 1998. Consequently, both the Company and the Lessee are substantially dependent upon the operations of the hotels. See "Hotel Industry Risks."

MULTIPLE-HOTEL ACQUISITION RISKS

        The Company has increasingly emphasized and intends to continue to emphasize acquisitions of multiple hotels in a single transaction in order to reduce acquisition expenses per hotel and enable the Company to more rapidly expand its hotel portfolio. Consistent with this emphasis, on October 15, 1997, the Company closed the Kahler Acquisition which almost doubled the Company's room total. Multiple-hotel acquisitions, such as the Kahler Acquisition, are; however, more complex than single-hotel acquisitions and the risk that a multiple-hotel acquisition will not close may be greater than in a single-hotel acquisition.

        Such portfolio acquisitions, whether by stock or asset purchase, may also result in the Company owning hotels in geographically dispersed markets. For instance, several of the Kahler Hotels are located in areas geographically removed from most of the Company's hotel portfolio. This geographic diversity will place significant additional demands on the Company's ability to manage such operations. In addition, the Company's costs for a hotel portfolio acquisition that does not close are generally greater than for an individual hotel acquisition, which does not close. If the Company fails to close multiple-hotel acquisitions, its ability to increase Cash Available for Distribution will be limited. See "Dependence on Acquisitions to Increase Cash Available For Distribution." Another risk associated with multiple-hotel acquisitions is that a seller may require that a group of hotels be purchased as a package, even though one or more of the hotels in the package does not meet the Company's investment criteria. In such cases, the Company may purchase the group of hotels with the intent to re-sell those, which do not meet its criteria. It is anticipated that any hotel acquired in the Kahler Acquisition that does not fit geographic or operating parameters of the Company may be sold or exchanged, including the Kahler Hotels located in Texas and West Virginia. In such circumstances, however, there can be no assurance as to how quickly the Company could sell or exchange such hotels or the terms on which they could be sold or exchanged. Such hotels might reduce Cash Available for Distribution if they operate at a loss during the time the Company owns them, or if the Company sells them at a loss. In addition, any gains on the sale of such hotels within four years of the date of acquisition may be subject to a 100% tax.

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

        The Company continues to accelerate its acquisition activity. As a result, the Company's recent acquisitions, including that of the Kahler Hotels, will place significant demands on the Company's management and other resources. There can be no assurances that these hotels and other business operations can be integrated successfully, that there will be any operating efficiencies between the hotels or that the combined businesses can be operated profitably. The failure to integrate and operate these hotels successfully could have a material adverse effect on the Company's business and future prospects. Also, certain of these hotels are in the same geographic regions and may, therefore, compete with one another. There can be no assurance that the Kahler Acquisition or any other acquisition (in particular any subsequent multiple hotel portfolio acquisition) will not adversely affect the operations, revenues or prospects of the Company's other hotels located in such geographic areas.

GEOGRAPHIC CONCENTRATION OF KAHLER; NEW MARKETS

        The concentration of four Kahler Hotels with 1,329 rooms in Rochester, Minnesota and six Kahler Hotels with 1,509 rooms in and around the Salt Lake City area of Utah, makes Kahler dependent on factors such as the local economy, local competition, increases in local real and personal property tax rates and local catastrophes. The results of operations of the Kahler Hotels in Rochester, Minnesota, are also dependent on the level of demand generated by the Mayo Clinic for hotel accommodations by patients and by medical conferences organized by the Mayo Clinic, and may be negatively affected by weather conditions, particularly in the winter months. Significant disruption in these local markets that result in decreased operating performance of the Kahler Hotels will have a material adverse effect on the Company's results of operations and Cash Available for Distribution.

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND CERTAIN OFFICERS AND DIRECTORS

        Because of Mr. Alter's and Mr. Biederman's ownership in and positions with the Company and the Lessee and Mr. Alter's ownership of the Management Company, there are inherent conflicts of interest between the Lessee, the Management Company and the Company in the leasing, acquisition, disposition, operation and management of the Company's hotels. See "Total Dependence on the Lessee and Payments Under the Percentage Leases." Accordingly, the interests of shareholders may not have been, and in the future may not be, reflected fully in all decisions made or actions taken by the officers and directors of the Company. In the event revenues from the Company's hotels increase significantly over prior periods and operating expenses with respect thereto are less than historical or projected operating expenses, the Lessee could disproportionately benefit. In addition, the Lessee pays a management fee of between 1% and 2% of gross revenues from the Company's hotels and reimburses certain accounting expenses to the Management Company, which is 100% owned by Mr. Alter. As a result, there may be conflicts of interest in connection with the sale of certain hotels. Unrealized gain from the sale to the Company of certain hotels contributed to the Company in connection with its IPO is specially allocated to Mr. Alter and Mr. Biederman and any sale of such hotels by the Partnership may cause adverse tax consequences to them. In addition, the reduction of mortgage indebtedness by the Partnership at any time below certain levels would create adverse tax consequences to Mr. Alter and Mr. Biederman. These conflicts may result in decisions relating to the sale of certain hotels and/or the incurrence or repayment of indebtedness which do not reflect solely the interests of the Company and the shareholders. In addition, the Company will generally be required under the Percentage Leases to pay a lease termination fee to the Lessee if the Company elects to sell a hotel and not replace it with another hotel. The payment of a termination fee to the Lessee, which is owned by Mr. Alter and Mr. Biederman, may also result in decisions regarding the sale of a hotel which do not reflect solely the interests of the Company and its shareholders.

RELIANCE ON MR. ALTER AND OTHER KEY PERSONNEL

        The Company's future success and its ability to manage future growth depends in large part upon the efforts of its senior management and its ability to attract and retain key executive officers and other highly qualified personnel. In particular, the Company places substantial reliance on the hotel industry knowledge and experience and the continued services of Robert A. Alter, the Company's Chairman and President. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Accordingly, there can be no assurance that the Company's senior management will be able to successfully execute or implement the Company's growth and operating strategies. In addition, the loss of Mr. Alter?s services or the Company's inability to attract and retain highly qualified personnel may adversely affect the operations of the Company and Cash Available for Distribution.

HOTEL INDUSTRY RISKS

        Operating Risks and Competition. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. In addition, the Company's hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Company's hotels. Hotel industry risks include, among other things, competition from other hotels; over-building in the hotel industry, which has adversely affected occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") increases in operating costs due to inflation and other factors, and may not necessarily be offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels owned by the Company; increases in energy costs and other expenses of travel, and adverse effects of general and local economic conditions. These factors could decrease room revenues of the hotels and adversely affect the Lessee's ability to make payments of rent under the Percentage Leases to the Company, and therefore reduce Cash Available for Distribution.

        Seasonality of Hotel Business and the Company's Hotels. The hotel industry is seasonal in nature. Generally, revenues for the Company's hotels are greater in the first and third quarters than in the second and fourth quarters. In addition, weather conditions in the midwest and eastern parts of the United States can cause fluctuations in revenues, particularly in the winter months. This seasonality can be expected to cause quarterly fluctuations in the Company's Percentage Lease revenues which may be insufficient to provide all of the Cash Available for Distribution necessary to pay dividends in a given quarter.

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

IMPACT OF INCREASED OPERATING COSTS AND CAPITAL EXPENDITURES

        Hotels in general, including the Company's hotels, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. In this regard, the Company may spend significant dollars renovating, rebranding or repositioning a number of the hotels to maximize financial performance; however, the Company is unable to estimate the amounts to be expended at this time. In addition, the franchise agreements under which the Company's hotels are operated impose specified operating standards and may permit the franchisor to condition the continuation of a franchise agreement on the completion of capital improvements. Under the terms of the Percentage Leases, the Company is obligated to pay the cost of certain capital expenditures at its hotels and to pay for furniture, fixtures and equipment. The ability of the Company to fund these and other capital expenditures and periodic replacement of furniture, fixtures and equipment will depend in part on the financial performance of the Lessee and the hotels. If these expenses exceed the Company's estimate, the additional expenses could have an adverse effect on Cash Available for Distribution. Furthermore, any inability or failure to fund these expenditures could have a material adverse effect on occupancy rates, ADRs and REVPAR and may constitute a breach under the franchise agreements.

FRANCHISE RISKS

        Fifty-four of the Company's hotels are operated pursuant to franchise or license agreements and additional hotels may be or will become subject to franchise arrangements. The Lessee will hold the franchise or license agreements for the hotels and will be responsible for complying with the terms of these agreements. Such franchise or license arrangements are often helpful in providing marketing services and room reservations to hotels, but these arrangements also impose financial obligations on hotels generally related to maintaining the condition of hotels and the payment of franchise fees. Continuation of such franchises is subject to specified operating standards and other terms and conditions. Franchisors periodically inspect franchised hotels to confirm compliance. In addition, franchisors may require the Company to fund significant capital improvements to the hotels in the future to maintain such franchises. The failure of a franchisee to maintain standards or adhere to terms and conditions imposed by the franchisor may result in the loss of a license or termination of the franchise or damages as a result of the breach. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements or replacements of furniture, fixtures and equipment which the Board of Directors determines are too expensive or otherwise unwarranted in light of general economic conditions or operating results or prospects of the affected hotel. The loss of a franchise could have a material adverse effect upon the operation, financing or value of the hotel subject to the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems. There can be no assurance that an alternative franchise arrangement can be obtained or that significant expenditures might not be imposed as a condition to obtaining a new franchise. The loss of a franchise for one or more of the hotels could have a material adverse effect on the Company's revenues under the Percentage Leases and Cash Available for Distribution to its shareholders.

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

DISTRIBUTION OF SUBSTANTIALLY ALL OF CASH AVAILABLE FOR DISTRIBUTION; DISTRIBUTIONS INCLUDE RETURN OF CAPITAL

        Consistent with the Company's practice of acquiring properties in need of renovation or redevelopment, the Company's annual distributions to shareholders have constituted a high percentage of the Company's Cash Available for Distribution. If this continues, the Company will retain little or no cash from the rent payments under the Percentage Leases, and expenditures for additional acquisitions or future capital improvements would have to be funded from borrowings, or from proceeds from the sale of assets (including the hotels) or debt or equity securities. In addition, a percentage of the estimated annual distribution has constituted a return of capital rather than a distribution of retained earnings. Consequently, there is a risk that the distribution rate has been set too high and may not be sustainable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibit 27 - Financial Data  Schedule

      (b)    Report on Form 8-K:

                   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 14, 1998.

                                       SUNSTONE HOTEL INVESTORS, INC.


                                       By: /s/Robert A. Alter
                                          -------------------------------
                                           Robert A. Alter
                                           President, Secretary and
                                           Chairman of the Board of Directors

                                       By:/s/Kenneth J. Biehl
                                          -------------------------------
                                           Kenneth J. Biehl
                                           Vice President and
                                           Chief Financial Officer

                                 Exhibit Index


                 Exhibit
                 Number              Description
                 ------              -----------
                   27                Financial Data Schedule