Form 10-Q/A
period 1998-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1998-06-16
CIK 930600

================================================================================

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

           For the transition period from ___________ to ____________
                         Commission file number 0-26304

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

================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

     (b)  Reports on Form 8-K:

          A Current Report on Form 8-K dated January 29, 1998, was filed in the quarter ended March 31, 1998, with disclosure under Items 5 and 7 regarding the fourth quarter and year end 1997 financial results.

          A Current Report on Form 8-K dated February 6, 1998, was filed in the quarter ended March 31, 1998 with disclosure under Item 7 incorporating certain exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on June 5, 1998.

                                        SUNSTONE HOTEL INVESTORS, INC.

                                        By:  /s/ Robert A. Alter
                                             -----------------------------------
                                             Robert A. Alter
                                             President, Secretary and
                                             Chairman of the Board of Directors


                                        By:  /s/ Kenneth J. Biehl
                                             -----------------------------------
                                             Kenneth J. Biehl
                                             Vice President and
                                             Chief Financial Officer