Form 10-Q
period 1998-06-30
SUNSTONE HOTEL INVESTORS INC
filed 1998-08-14
CIK 930600

================================================================================

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

                                  JUNE 30, 1998

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of August 13, 1998, there were 37,548,778 shares of Common Stock outstanding.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
ITEM 1.   FINANCIAL STATEMENTS

Sunstone Hotel Investors, Inc.

   Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..............      3

   Consolidated Statements of Income for the Three and Six Months
       Ended June 30, 1998 and 1997...................................................      4

   Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1998 and 1997...................................................      5

   Notes to Consolidated Financial Statements.........................................      6

Sunstone Hotel Properties, Inc. ("Lessee")

   Consolidated Balance Sheets as of June 30, 1998 and
       December 31, 1997..............................................................     10

   Consolidated Statements of Operations for the Three and Six Months
       Ended June 30, 1998 and 1997...................................................     11

   Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1998 and 1997...................................................     12

   Notes to Consolidated Financial Statements.........................................     13


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................................     15


                               PART II -- OTHER INFORMATION



ITEM 5.      OTHER INFORMATION........................................................     25

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................     33

SIGNATURES ...........................................................................     34

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SUNSTONE HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,           December 31,
                                                               1998                 1997
                                                           -------------       -------------
                                                            (Unaudited)
ASSETS:

Investments in hotel properties, net                       $ 839,314,000       $ 704,323,000
Notes receivable                                               6,062,000           6,085,000
Cash and cash equivalents                                        192,000           3,584,000
Restricted cash                                                2,605,000           2,421,000
Rent receivable - Lessee                                      12,452,000           7,641,000
Other assets, net                                             17,799,000          15,523,000
                                                           -------------       -------------
                                                           $ 878,424,000       $ 739,577,000
                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                   $ 263,800,000       $ 179,800,000
Notes payable                                                106,152,000         116,671,000
Accounts payable and other accrued expenses                   12,563,000          10,937,000
Dividends payable to preferred shareholders                      492,000             422,000
                                                           -------------       -------------
                                                             383,007,000         307,830,000
                                                           -------------       -------------
Commitments and contingencies

Minority interest                                             26,677,000          33,860,000

Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred Stock,
   $.01 par value, 10,000,000 authorized; 250,000
   issued and outstanding as of June 30, 1998 and
   December 31, 1997 (liquidation preference $100 per
   share aggregating $25,000,000)                                  3,000               3,000
Common stock, $.01 par value, 150,000,000 authorized;
   37,534,319 and 32,284,103 issued and outstanding
   as of June 30, 1998 and December 31, 1997,
   respectively                                                  376,000             323,000
Additional paid-in capital                                   479,402,000         401,098,000
Distributions in excess of earnings                          (11,041,000)         (3,537,000)
                                                           -------------       -------------
                                                             468,740,000         397,887,000
                                                           -------------       -------------

                                                           $ 878,424,000       $ 739,577,000
                                                           =============       =============

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                              June 30,
                                             -------------------------------       -------------------------------
                                                  1998              1997               1998               1997
                                             ------------       ------------       ------------       ------------
                                                                 (Restated)                            (Restated)
REVENUES:
Lease revenue - Lessee                       $ 24,775,000       $  7,775,000       $ 48,462,000       $ 15,347,000
Interest income                                    83,000            124,000            140,000            321,000
                                             ------------       ------------       ------------       ------------
                                               24,858,000          7,899,000         48,602,000         15,668,000
                                             ------------       ------------       ------------       ------------

EXPENSES:

Real estate related depreciation and
     amortization                               8,993,000          2,531,000         16,912,000          4,487,000
Interest expense and amortization of
     financing costs                            5,513,000            717,000         10,108,000          1,557,000
Real estate and personal property taxes
     and insurance                              2,883,000            684,000          5,662,000          1,360,000
General and administrative                        871,000            269,000          2,374,000            801,000
                                             ------------       ------------       ------------       ------------
Total expenses                                 18,260,000          4,201,000         35,056,000          8,205,000
                                             ------------       ------------       ------------       ------------

Income before minority interest                 6,598,000          3,698,000         13,546,000          7,463,000

Minority interest                                (324,000)          (403,000)          (675,000)          (892,000)
                                             ------------       ------------       ------------       ------------

NET INCOME                                      6,274,000          3,295,000         12,871,000          6,571,000

Dividends on preferred shares                    (492,000)                --           (979,000)                --
                                             ------------       ------------       ------------       ------------

INCOME AVAILABLE TO COMMON SHAREHOLDERS      $  5,782,000       $  3,295,000       $ 11,892,000       $  6,571,000
                                             ============       ============       ============       ============

EARNINGS PER SHARE

   Basic                                     $       0.15       $       0.18       $       0.33       $       0.39
                                             ============       ============       ============       ============

   Diluted                                   $       0.15       $       0.17       $       0.32       $       0.39
                                             ============       ============       ============       ============

DIVIDENDS DECLARED PER SHARE                 $      0.275       $       0.25       $      0.275       $       0.25
                                             ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30,
                                                        ---------------------------------
                                                             1998                1997
                                                        -------------       -------------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  12,871,000       $   6,571,000

Adjustments to reconcile net income
  to net cash provided by operating activities:
     Minority interest                                        675,000             892,000
     Depreciation and amortization                         17,016,000           4,487,000
     Amortization of financing costs                        1,079,000             173,000
Changes in assets and liabilities:
     Rent receivable - Lessee                              (4,611,000)         (1,544,000)
     Other assets, net                                       (494,000)           (359,000)
     Accounts payable and other accrued expenses            1,627,000          (1,014,000)
     Dividends payable to preferred shareholders               70,000                  --
                                                        -------------       -------------
Net cash provided by operating activities                  28,233,000           9,206,000
                                                        -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, improvements and additions
  to hotel properties                                    (145,626,000)        (86,805,000)
Increase in restricted cash                                  (184,000)                 --
Payments received on notes receivable                          23,000                  --
                                                        -------------       -------------
Net cash used in investing activities                    (145,787,000)        (86,805,000)
                                                        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                 69,713,000         118,282,000
Payment of deferred financing costs                        (1,283,000)           (748,000)
Borrowings on revolving line of credit                    137,000,000          24,900,000
Principal payments on revolving line of credit            (53,000,000)        (46,500,000)
Principal payments on notes payable                       (16,698,000)         (8,119,000)
Distributions to common shareholders                      (19,396,000)         (7,975,000)
Distributions to partners                                  (1,195,000)         (1,194,000)
Distributions to preferred shareholders                      (979,000)                 --
                                                        -------------       -------------
Net cash provided by financing activities                 114,162,000          78,646,000
                                                        -------------       -------------

Net change in cash and cash equivalents                    (3,392,000)          1,047,000
Cash and cash equivalents, beginning of period              3,584,000             142,000
                                                        -------------       -------------
Cash and cash equivalents, end of period                $     192,000       $   1,189,000
                                                        =============       =============

Cash paid for interest, net of amounts capitalized      $   8,785,000       $   1,271,000
                                                        =============       =============

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

        Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company"), was formed in 1995 as a real estate investment trust ("REIT"). At June 30, 1998, the Company had a 94.6% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which began operations as of August 16, 1995, upon receipt of the proceeds from the Company's initial public offering (the "Offering") and consummation of certain formation transactions. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

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

        At June 30, 1998, the Company's portfolio included 61 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Vice Chairman of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for prior quarters of 1998. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

Restatement:

        The interim financial statements as of and for the three and six months ended June 30, 1997 have been restated to reflect the allocation of a fourth quarter 1997 depreciation expense adjustment to the first three quarters of 1997.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION, continued


Reclassifications:

        Certain prior period balances have been reclassified to conform with the current period presentation.

New Accounting Standard:

        In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 98-9 ("EITF 98-9"),
Accounting for Contingent Rent in Interim Financial Periods. EITF 98-9 requires lessors to defer recognition of contingent rental income until specified thresholds that trigger the contingent rent are met. During the second quarter of 1998, the Company amended the Percentage Leases with the Lessee for all its hotels. The amendment provides for quarterly room revenue thresholds used in calculating percentage rent due. As a result of such amendment, EITF 98-9 will have no material impact on the Company's interim and annual financial statements.

2. INVESTMENTS IN HOTEL PROPERTIES

        During the second quarter of 1998, the Company acquired four hotel properties with 650 rooms for aggregate consideration of $59.0 million, including transaction costs, comprised of $50.9 million in cash, $6.2 million in an assumed note payable and the issuance of 118,409 Units valued at $1.9 million, which are exchangeable for a like number of common stock of the Company. Additionally, the Company completed, or was in the process of completing, substantial renovations at seven of the hotel properties, and in connection with such renovation, incurred costs of approximately $15.7 million.

3. REVOLVING LINE OF CREDIT

        On July 23, 1998, the Company amended its revolving line of credit (the "Credit Facility") to (i) increase total available borrowings from $300.0 million to $350.0 million, (ii) increase the total amount available under the Credit Facility from 45% to 50% of the aggregate value of the Company's eligible hotels, as defined, (iii) increase amount available for working capital purposes from $15.0 million to $30.0 million, and (iv) extend the term from June 30, 1999 to June 30, 2000. Borrowings under the Credit Facility accrue interest at a rate as low as LIBOR plus 1.40% per annum, and as high as LIBOR plus 2.00% per annum, based upon the leverage of the Company. At June 30, 1998, the Company's actual borrowing rate was LIBOR plus 1.625%.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share. The 1997 amounts have been restated to comply with the Financial Accounting Standards Board Statement No. 128, Earnings per Share.

                                                         Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                   --------------------------------------------------------------------
                                                       1998               1997              1998               1997
                                                   ------------       ------------      ------------       ------------
Numerator:
    Net income                                     $  6,274,000       $  3,295,000      $ 12,871,000       $  6,571,000
    Dividends on preferred shares                      (492,000)                --          (979,000)                --
                                                   ------------       ------------      ------------       ------------

    Numerator for basic and diluted earnings
     per share:
      Income available to common shareholders
         after effect of dilutive securities       $  5,782,000       $  3,295,000      $ 11,892,000       $  6,571,000
                                                   ------------       ------------      ------------       ------------

    Denominator:
      Denominator for basic earnings per
         share - weighted average shares
         outstanding                                 37,530,453         18,792,843        36,491,409         16,813,760
      Effect of dilutive securities:
         Stock options                                  137,545            158,140           153,956            158,140
                                                   ------------       ------------      ------------       ------------

      Denominator for diluted earnings per
         share - adjusted weighted average
         shares and assumed conversion               37,667,998         18,950,983        36,645,365         16,971,900
                                                   ============       ============      ============       ============

Basic earnings per share                           $       0.15       $       0.18      $       0.33       $       0.39
                                                   ============       ============      ============       ============

Diluted earnings per share                         $       0.15       $       0.17      $       0.32       $       0.39
                                                   ============       ============      ============       ============

5. SUBSEQUENT EVENTS

        On July 31, 1998, the Company sold five non-core hotel assets. Four of the hotels with an aggregate of 651 rooms were sold to Cavanaughs Hospitality Corporation for $30.3 million in cash, an amount that approximates the book values of the respective hotels at the time of sale plus selling costs. The following hotels were sold in conjunction with this transaction: the Boise Park Suite hotel in Boise Idaho; the Pocatello Park Quality Inn in Pocatello, Idaho; the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho; and the Best Western Colonial Inn in Helena, Montana.

        Additionally, on July 31, 1998, the Company sold the 187-room Lakeview Resort in Morgantown, West Virginia to GF Management for $11.0 million in cash, an amount that approximates the book value of the hotel at the time of sale plus selling costs.

        Upon sale of a hotel, the respective Percentage Lease terminates. As provided for in the Percentage Leases and as compensation for the early termination, the Company is required to (i) pay the Lessee a termination fee of

                                SUNSTONE HOTEL INVESTORS, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SUBSEQUENT EVENTS, continued

an amount equal to the net profit earned by the Lessee with respect to the hotels sold for the 12-month period preceding the sale or, (ii) offer to lease the Lessee one or more substitute hotel facilities pursuant to a similar lease.

        On July 30, 1998 the Operating Partnership commenced an offering of approximately $150 million of Senior Notes due in 2008 in a private placement pursuant to Rule 144A and to non-U.S. persons to Regulation S. The Senior Notes will be unconditionally guaranteed by the Company.

        On August 13, 1998, the Company completed the acquisition and development of the newly built Pueblo Marriott in Pueblo, Colorado, for approximately $12.0 million in cash. The 164-room full-service hotel is located in historic downtown Pueblo and is connected to the 27,500 square foot Pueblo Convention Center owned and built by the City of Pueblo. The seven-story hotel includes a concierge level, two additional meeting rooms, a JW's Steakhouse and lobby lounge and an indoor pool.

                         SUNSTONE HOTEL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,        December 31,
                                                                  1998              1997
                                                             ------------       ------------
                                                              (Unaudited)
ASSETS:

Current assets
    Cash and cash equivalents                                $  9,440,000       $  4,352,000
    Receivables, net of allowance for doubtful accounts
      of $209,000 and $267,000, respectively                   11,222,000         10,037,000
    Due from affiliates                                           845,000            321,000
    Inventories                                                 1,856,000          1,798,000
    Prepaid expenses                                              575,000            306,000
                                                             ------------       ------------
                                                               23,938,000         16,814,000

Management agreements, net                                        554,000            723,000
Property and equipment, net                                       906,000          3,116,000
Other assets                                                      191,000                 --
                                                             ------------       ------------
                                                             $ 25,589,000       $ 20,653,000
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Rent payable - Sunstone Hotel Investors, Inc.            $ 12,452,000       $  7,641,000
    Accounts payable                                            9,488,000          8,836,000
    Customer deposits                                             531,000            550,000
    Sales taxes payable                                         2,536,000          1,640,000
    Accrued payroll                                             2,316,000          3,093,000
    Accrued vacation                                            2,232,000          1,795,000
    Accrued bonuses                                             1,693,000            573,000
    Capital lease obligation - current portion                     58,000             55,000
    Other accrued expenses                                        782,000          1,007,000
                                                             ------------       ------------
                                                               32,088,000         25,190,000
Long-term liabilities
    Capital lease obligation                                      336,000            366,000
    Accrued pension liability                                   1,030,000          1,017,000
                                                             ------------       ------------
                                                               33,454,000         26,573,000

Minority interest                                                  96,000            119,000

Commitments

Stockholders' deficit:
Common stock, no par value, 1,000 shares authorized;
  100 shares issued and outstanding                                    --                 --
Deficit                                                        (7,961,000)        (6,039,000)
                                                             ------------       ------------
                                                             $ 25,589,000       $ 20,653,000
                                                             ============       ============


   The accompanying notes are an integral part of these financial Statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended                 Six Months Ended
                                               June 30,                          June 30,
                                    ------------------------------    -------------------------------
                                         1998            1997             1998              1997
                                    -------------    -------------    -------------     -------------
REVENUES:

Room                                $  51,840,000    $  17,935,000    $  99,750,000     $  34,501,000
Food and beverage                      11,239,000        1,469,000       21,232,000         2,744,000
Other                                   8,166,000          999,000       15,358,000         2,002,000
                                    -------------    -------------    -------------     -------------
Total revenues                         71,245,000       20,403,000      136,340,000        39,247,000
                                    -------------    -------------    -------------     -------------

EXPENSES:

Room                                   12,994,000        4,077,000       24,372,000         7,735,000
Food and beverage                       9,386,000        1,262,000       17,926,000         2,296,000
Other                                   4,496,000          494,000        8,890,000           988,000
Franchise costs                         1,839,000          722,000        3,257,000         1,390,000
Advertising and promotion               5,160,000        1,828,000        9,898,000         3,467,000
Utilities                               2,785,000          901,000        5,214,000         1,792,000
Repairs and maintenance                 3,006,000          719,000        5,581,000         1,374,000
Management fees - Sunstone Hotel
  Management, Inc.                             --          402,000          937,000           759,000
Rent expense - Sunstone Hotel
  Investors, Inc.                      24,775,000        7,775,000       48,462,000        15,347,000
General and administrative              6,734,000        1,903,000       13,725,000         3,734,000
                                    -------------    -------------    -------------     -------------
Total expenses                         71,175,000       20,083,000      138,262,000        38,882,000
                                    -------------    -------------    -------------     -------------
NET (LOSS) INCOME                   $      70,000    $     320,000    $  (1,922,000)    $     365,000
                                    =============    =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                  June 30,
                                                         ---------------------------
                                                            1998             1997
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        $(1,922,000)    $   365,000
Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
      Bad debt                                                86,000              --
      Depreciation                                            94,000              --
      Amortization                                           169,000              --
      Changes in assets and liabilities:
        Receivables, net                                    (847,000)     (1,137,000)
        Due from affiliates                                  557,000        (143,000)
        Inventories                                          (32,000)       (301,000)
        Prepaid expenses and other assets                   (431,000)       (179,000)
        Rent payable - Sunstone Hotel Investors, Inc.      4,811,000       1,544,000
        Accounts payable                                     652,000        (601,000)
        Customer deposits                                    (71,000)       (124,000)
        Sales taxes payable                                  896,000         533,000
        Accrued payroll                                     (777,000)       (479,000)
        Accrued vacation                                     437,000         110,000
        Accrued bonuses                                    1,120,000         233,000
        Accrued pension liability                             13,000              --
        Other accrued expenses                              (265,000)        (24,000)
                                                         -----------     -----------
Net cash provided by (used in) operating activities        4,490,000        (203,000)
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (83,000)        (71,000)
Proceeds from lessor upon execution of certain leases        708,000              --
                                                         -----------     -----------
Net cash provided by (used in) investing activities          625,000         (71,000)
                                                         -----------     -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments on capital lease obligation                         (27,000)             --
                                                         -----------     -----------
Net cash used in financing activities                        (27,000)             --
                                                         -----------     -----------

Net change in cash and cash equivalents                  $ 5,088,000     $  (274,000)
Cash and cash equivalents, beginning of period             4,352,000       1,165,000
                                                         -----------     -----------
Cash and cash equivalents, end of period                 $ 9,440,000     $   891,000
                                                         ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 ---------------

1. ORGANIZATION AND BASIS OF PRESENTATION

        Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "Lessor") on August 16, 1995. The Lessee leases hotel properties which are primarily located in the western United States from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At June 30, 1998, 61 hotel properties were leased from the Lessor.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Lessee have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Lessee believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Lessee's audited consolidated financial statements included in the Lessor's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for prior quarters of 1998. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

Reclassifications:

        Certain prior period balances have been reclassified to conform with the current period presentation.

2. ACCUMULATED DEFICIT

        From inception, the Lessee has incurred cumulative losses of $8.0 million. Net income of $70,000 for the three months ended June 30, 1998 and a net loss of $2.0 million for the three months ended March 31, 1998 is substantially due to the combined effects on the Lessee of (i) the effect of renovating 13 of the Lessor's hotels, (ii) the transition to new management at recently acquired hotels, and (iii) the operating leverage of certain Percentage Leases.

        The Lessee has remained current in its payments to the Lessor under the terms of the Percentage Leases. During 1998, management of the Lessee anticipates generating positive operating cash flow; however, there can be no assurance that operating expectations will be met.

3. PERCENTAGE LEASE AGREEMENTS

        During the quarter ended June 30, 1998, the Lessee executed four additional Percentage Leases with the Lessor with terms similar to the existing Percentage Leases. The aggregate future minimum rentals (base rents) payable under these leases, exclusive of any base rent to be abated during periods of major renovations is $4.0 million per year.

                               SUNSTONE HOTEL PROPERTIES, INC.

                                NOTES TO FINANCIAL STATEMENTS


4. RELATED PARTY TRANSACTION

        Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by Robert A. Alter, Chairman of the Lessee, provides management services to the Lessee pursuant to the terms of a management agreement. The agreement has a one year term and is automatically renewed. Management fees are computed on an individual hotel basis and range from 1% and 2% of gross revenues. The cost of these services is classified as management fees in the statements of operations. During the quarter ended June 30, 1998, $1,084,000 in management fees were abated by the Management Company. Such abated fees will not have to be paid by the Lessee in the future.

        During the quarter ended June 30, 1998, the Lessee reconveyed to the Lessor approximately $2,200,000 in china, glass, silver and linen that was previously assigned to the Lessee by the Lessor and originally recorded by the Lessee at the Lessor's cost. The transaction was recorded by the Lessee as a reduction of the applicable asset accounts and a reduction of the amount due to the Lessor, with no gain or loss being recognized.

5. SUBSEQUENT EVENTS

        On July 31, 1998, the Lessor sold five non-core hotel assets which were leased to the Lessee. Four of the hotels with an aggregate of 651 rooms were sold to Cavanaughs Hospitality Corporation. The following hotels were sold in conjunction with this transaction: the Boise Park Suite hotel in Boise Idaho; the Pocatello Park Quality Inn in Pocatello, Idaho; the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho; and the Best Western Colonial Inn in Helena, Montana. Additionally, on July 31, 1998, the Lessor sold the 187-room Lakeview Resort in Morgantown, West Virginia to GF Management.

        Upon sale of a hotel, the respective Percentage Lease terminates. As provided for in the Percentage Lease and as compensation for the early termination, the Lessor is required to (i) pay the Lessee a termination fee of an amount equal to the net profit earned by the Lessee with respect to the hotels sold for the 12-month period preceding the sale or, (ii) offer to lease the Lessee one or more substitute hotel facilities pursuant to a similar lease.

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

GENERAL

        The Company is a self-administered equity REIT that owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Hilton Hotels Corporation, Holiday Hospitality Corporation, Marriott International, Inc. and Promus Hotel Corporation. As of August 13, 1998, the Company's portfolio consisted of 57 hotels with a total of 10,331 rooms, 45 of which were acquired and two which were developed subsequent to the Company's IPO in August 1995. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 75%) with the remainder of the Company's portfolio consisting of mid-price, limited service properties primarily located in markets where significant barriers exist for new competitive supply.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to 1997 and the Six Months Ended June 30, 1998 to 1997

        Revenues increased $17.0 million, or 215%, to $24.9 million for the three months ended June 30, 1998 from $7.9 million for the corresponding quarter of 1997. For the six months ended June 30, 1998, revenues increased $32.9 million, or 210%, to $48.6 million from $15.7 million for the corresponding period of 1997. The increase in revenues is substantially attributable to the execution of the Company's external growth strategy, as well as increases in REVPAR of both continuously owned and recently acquired hotels. For a related discussion of Funds From Operations, see "Liquidity and Capital Resources."

        Income available to common shareholders increased 75.8% to $5.8 million for the three months ended June 30, 1998 from $3.3 million for the corresponding quarter of 1997, while diluted earnings per share decreased to $0.15 from $0.17 per share, an 11.8% decrease. For the six months ended June 30, 1998, income available to common shareholders increased 80.3% to $11.9 million from $6.6 million for the corresponding period of 1997, while diluted earnings per share decreased to $0.32 from $0.39 per share, an 18.0% decrease. The decrease in diluted earnings per share was primarily due to distributions to preferred shareholders accrued in the three and six month periods ended June 30, 1998. The related preferred stock was issued during the third quarter of 1997. Additionally, the effect of recognizing straight-line depreciation for 13 hotels undergoing significant renovation during the three and six month periods ended June 30, 1998 also contributed to the decline in diluted earnings per share. The depreciable cost basis of these 13 luxury and upscale hotels exceeds the depreciable cost basis of the eleven upscale and mid-price hotels that were undergoing significant renovation during the corresponding periods of 1997.

        External Growth. During the quarter ended June 30, 1998, the Company acquired four hotels with a total of 650 rooms for aggregate purchase prices of approximately $59.0 million. For the last twelve months ended June 30, 1998, the Company acquired 31 hotels with 6,261 rooms for aggregate purchase prices of approximately $527.5 million, which contributed $13.6 million and $28.2 million of the increase in revenues for the three and six month periods ended June 30, 1998, respectively.

        Internal Growth. On a same-unit-sales basis, the Company achieved a 4.3% increase in REVPAR for both non-renovation hotels and the entire hotel portfolio for the second quarter of 1998 over the corresponding quarter of 1997.

        REVPAR for all non-renovation hotels increased by 4.3%, from $54.21 to $56.56, over the second quarter of 1997. Non-renovation hotels consist of 43 of the Company's 61 hotels that were not undergoing significant renovation either in the second quarter of 1997 or 1998.

        The operating performance of the Company's non-renovation hotel portfolio was negatively impacted by certain non-core hotel assets previously identified for sale and non-recurring market factors which affected three non-renovation hotels. The non-recurring market factors include (i) adjacent public construction activity, and (ii) severe weather conditions in certain markets.

        Sale of Non-Core Hotel Assets. On July 31, 1998, the Company sold five hotels with a total of 838 rooms for an aggregate sales price of $41.3 million in cash. The hotels sold are the following: the Boise Park Suite Hotel in Boise, Idaho; the Pocatello Park Quality Inn in Pocatello, Idaho; the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho; the Best Western Colonial Inn in Helena, Montana and the Lakeview Resort in Morgantown, West Virginia. Additionally, the 284-room Green Oaks Park hotel in Fort Worth, Texas has also been identified for sale. The sale of these limited service hotels located in tertiary markets are consistent with the Company's strategy to focus on the acquisition, renovation, rebranding and repositioning of luxury and upscale hotels in large urban and airport markets in the western United States.

        Excluding the six sale hotels discussed above, REVPAR for non-renovation hotels increased 6.3% for the second quarter of 1998 over the corresponding quarter of 1997.

        Non-Recurring Factors. Overall gains in REVPAR growth were not only moderated by management's re-evaluation of its asset repositioning strategy for the previously acquired Kahler hotels, which were subsequently sold, but also by the disruption of business caused by construction activity in the City of Anaheim, California as well as at Disneyland affecting the performance of the Hawthorn Suites in Anaheim. Additionally, unfavorable weather conditions affected tourism demand throughout Arizona and directly impacted the Sheraton San Marcos hotel in Chandler and the Hampton Inn in Phoenix.

        Excluding the six sale hotels and those hotels impacted by the non-recurring factors discussed above, REVPAR for non-renovation hotels increased 9.5% for the second quarter of 1998 over the corresponding quarter of 1998. The 9.5% increase was driven by a 10.9% increase in the ADR, from $75.24 to $83.44, and a decrease in occupancy, from 72.4% to 71.4%.

        The strong revenue performance of the Company's hotel portfolio in the second quarter of 1998 was not only due to the results from the Company's recently redeveloped hotels, but also due to the internal growth of continuously owned and recently acquired hotels as indicated in the following table:

              SELECTED REVPAR PERFORMERS FOR SECOND QUARTER OF 1998

                                                               REVPAR
                                                     --------------------------
                                             Rooms   1997(1)    1998   % Change
                                             -----   -------    ----   --------
Economy Inn & Executive Suites by Kahler -
    Rochester, Minnesota                      266    $45.42    $ 57.92   27.5%

Marriott - Rochester, Minnesota               194     97.02     124.55   28.4

Hampton Inn - Oakland, California             152     48.61      61.35   26.2

Residence Inn - Provo, Utah                   114     43.55      50.54   16.1

Hampton Inn - Portland, Oregon                114     34.57      44.74   29.4

------------
(1) The Company did not own certain of these hotels for the entire period presented.

        REVPAR for the second quarter of 1998 for the 1997-renovation hotels (eleven hotels), which were undergoing renovation during the second quarter of 1997, increased 35.1% over the corresponding quarter of 1997.

        REVPAR for the second quarter of 1998 for the 1998-renovation hotels (seven hotels), which were undergoing renovation during the second quarter of 1998, decreased 17.2% over the corresponding quarter in 1997, a period during which these hotels were not undergoing renovation. In the aggregate, REVPAR for the second quarter of 1998 for the 1997- and 1998-renovation hotels (18 hotels) increased 4.3% over the corresponding quarter of 1997.

          The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three and six months ended June 30, 1998.

                             SUMMARY OPERATING DATA

                                 Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  -----------------      -----------------
                                   1998       1997        1998       1997
                                  ------     ------      ------     ------
        SAME-UNIT-SALES ANALYSIS
        ALL HOTELS:
        Occupancy                   65.9%      70.6%       64.7%      69.6%
        ADR                       $80.31     $71.87      $80.96     $72.90
        REVPAR                    $52.90     $50.73      $52.35     $50.73
        REVPAR growth                4.3%                   3.2%

        NON-RENOVATION HOTELS:
        Occupancy                   69.5%      73.2%       67.7%      69.8%
        ADR                       $81.33     $74.11      $79.67     $72.36
        REVPAR                    $56.56     $54.21      $53.97     $50.52
        REVPAR growth                4.3%                   6.8%
        REVPAR growth(2)             6.3%                   n/m

        RENOVATION HOTELS(1):
        Occupancy                   59.3%      65.9%       59.7%      69.2%
        ADR                       $78.15     $67.41      $83.31     $73.80
        REVPAR                    $46.35     $44.45      $49.75     $51.07
        REVPAR growth                4.3%                  (2.6)%

        ----------
        (1) Includes the seven hotels undergoing renovation in the second quarter of 1998 and the eleven hotels undergoing renovation in the second quarter of 1997.

        (2) Excludes five hotels sold subsequent to the second quarter of 1998 and one additional hotel identified for sale. For discussion, see "Results of Operations - External Growth."

        Interest expense and amortization of financing costs increased $4.8 million, to $5.5 million for the three months ended June 30, 1998 from $717,000 for the corresponding quarter of 1997. For the six months ended June 30, 1998, interest expense and amortization of financing costs increased $8.5 million to $10.1 million from $1.6 million for the corresponding period of 1997. Additionally, real estate and personal property taxes and insurance increased 321%, to $2.9 million for the three months ended June 30, 1998 from $684,000 for the corresponding quarter of 1997. For the six months ended June 30, 1998, real estate and personal property taxes and insurance increased $4.3 million, or 316%, to $5.7 million from $1.4 million for the corresponding period of 1997. These increases are attributable to the growth of the Company's hotel portfolio to 61 hotels as of June 30, 1998 compared to 30 hotels owned as of June 30, 1997. Acquisitions are typically initially financed with debt contributing to the increase in interest expense and amortization of financing costs.

        During the three and six month periods ended June 30, 1998, the Company recorded increased general and administrative expenses attributable to the growth of the Company's hotel portfolio. For the three months ended June 30, 1998, general and administrative expenses increased $602,000, to $871,000 from $269,000 for the corresponding quarter of 1997. For the six months ended June 30, 1998, general and administrative expenses increased $1.6 million, to $2.4 million from $801,000 for the corresponding period of 1997. Necessitated by the Company's growth, additional personnel, including the Company's General Counsel and Director of Finance, were added to the staff of the Company subsequent to the second quarter of 1997. Increases in other general and administrative expenses were also incurred commensurate with the growth of the Company's hotel portfolio to 61 from 30 hotels as of June 30,1998 and 1997, respectively.

Renovations, Rebranding and Upgrades

        Sunstone continued to implement its strategy of renovating, rebranding and repositioning its recently acquired hotels and, during the second quarter of 1998, invested $15.7 million in renovations to certain of these hotels during the second quarter of 1998.

        In conjunction with such renovation activity, the Company branded the previously independent 333-rrom Provo Park hotel located in Provo, Utah as a full-service Marriott after completing approximately $4.6 million in renovations. The extensive renovation upgraded substantially all hotel areas including the lobby guestrooms and baths, restaurant, meeting rooms and the hotel's exterior.

        During the second quarter of 1998, the Company also branded the previously independent University Park hotel located in Salt Lake City, Utah as a full-service Marriott hotel. The hotel recently underwent a $4.1 million renovation, including lobby and restaurant renovation as well as guest room soft goods, furniture and guest bath upgrades. For the month of June 1998, REVPAR increased 22.6%, from $60.70 to $74.43, driven by a 34.0% increase in ADR, from $81.26 to $108.89, while occupancy declined 8.6%, from 74.7% to 68.3%. The renamed Salt Lake City Marriott University Park is the third of six hotels from the Kahler portfolio to be branded as full-service Marriotts.

        On July 15, 1998, Sunstone rebranded the former Ogden Park hotel in Ogden, Utah as a full-service Marriott after completing $5.8 million in renovations. The Company expects one additional hotel from the Kahler portfolio, the Olympia Park hotel in Park City, Utah, to be branded as a Marriott. This hotel is currently under development and will be completed and carry the Marriott flag by the end of 1998.

        In the prior quarter, the Company branded the previously independent 194-room Kahler Plaza hotel located in Rochester Minnesota as a full-service Marriott after completing $1.7 million in renovations. REVPAR for the month of June 1998 increased 46.8%, from $94.07 to $138.05, driven by a 44.2% increase in ADR, from $118.96 to $171.49, and an increase in occupancy from 79.1% to 80.5%.

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

        The following table summarizes certain information with respect to the current or anticipated franchise affiliations of the hotels:

                             FRANCHISE AFFILIATIONS
              (As of and for the Three Months Ended June 30, 1998)

                                                                                           Percentage
                              Number of                   Percentage of       Lease         of Lease
Franchise Affiliation (1)       Hotels         Rooms          Rooms          Revenues       Revenues
---------------------         ---------        -----      -------------    ------------    ----------
Marriott - (2) (3)                17           2,975           27.1%       $  7,584,000       30.7%
Holiday Inns                      16           2,534           23.0           5,110,000       20.6
Hampton Inns                       9           1,193           10.8           2,434,000        9.8
Kahler                             2             965            8.8           2,609,000       10.5
Independent                        3             709            6.4           1,161,000        4.7
Hawthorn Suites (4)                3             583            5.3           1,342,000        5.4
Hilton                             3             732            6.7           1,793,000        7.2
Best Western                       3             364            3.3             666,000        2.7
Sheraton                           1             295            2.7             679,000        2.8
Doubletree Hotels                  1             213            1.9             279,000        1.1
Comfort Suites                     1             166            1.5             577,000        2.3
Quality Inn                        1             152            1.4             168,000        0.7
Ramada                             1             124            1.1             373,000        1.5
                             -----------    -----------    -----------    --------------    --------

                                  61          11,005          100.0%       $ 24,775,000      100.0%
                             ===========    ===========    ===========    ==============    ========

----------

(1) Certain of the Company's planned changes in franchise affiliations are included in this table. There can be no assurance that the Company will receive final approval from the applicable franchisor.

(2) Includes full-service Marriott hotels, Residence Inn, Fairfield Inn and Courtyard by Marriott.

(3) Includes one hotel from the Kahler portfolio with 203 rooms which the Company anticipates converting to full-service Marriott franchise. The Company has obtained approval of this new franchise license, subject to completion of renovations or improvements.

(4) Includes the Sacramento, California hotel which will be rebranded as a Hawthorn Suites hotel upon completion of renovation and improvements which are expected to be completed in the third quarter of 1998.


Seasonality and Regional Focus

        The Company currently focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States. The geographic distribution of the hotels, which are located in 9 states as of August 13, 1998, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations and off-peak seasonal operations that are typical for the hotel industry. The Company has also sought to increase its geographic distributions by focusing on major metropolitan areas.

        The following table summarizes the Company's presence in each of these markets:

                           GEOGRAPHIC DIVERSIFICATION
              (As of and for the Three Months Ended June 30, 1998)

                                                        PERCENTAGE                  PERCENTAGE
                                  NUMBER OF                 OF          LEASE        OF LEASE
REGION                             HOTELS      ROOMS      ROOMS        REVENUES      REVENUES
------                            ---------     -----   ----------   ------------   ----------
Pacific (1)..................          31       4,886       44.4%    $ 11,964,000       48.3%
Mountain (2).................          24       4,319       39.2        8,092,000       32.7
Minnesota....................           4       1,329       12.1        3,984,000       16.0
Other (3)....................           2         471        4.3          735,000        3.0
                                  ---------     -----   ----------   ------------   ----------
    Total....................          61      11,005      100.0%    $ 24,775,000      100.0%
                                  =========    ======   ==========   ============   ==========

                           GEOGRAPHIC DIVERSIFICATION
                             (As of August 13, 1998)

                                   NUMBER OF              PERCENTAGE
REGION                               HOTELS    ROOMS       OF ROOMS
------                               ------    -----       --------
Pacific (1)..................          31      4,886         47.3%
Mountain (2).................          21      3,832         37.1
Minnesota....................           4      1,329         12.9
Other (3)....................           1        284          2.7
                                     ------   ------       --------
     Total...................          57     10,331        100.0%
                                     ======   ======       ========

(1)  Includes California, Oregon and Washington.
(2)  Includes Arizona, Colorado, New Mexico and Utah.
(3) The Company is considering the sale or exchange of the one Kahler Hotel located in Texas.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short- and long-term basis to meet its operating cash requirements. During the six months ended June 30, 1998, the Company paid dividends and distributions totaling $20.6 million representing $0.275 per share or Unit on a quarterly basis.

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

        Cash Flows from Investing and Financing Activities. The Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through its $350 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank) and, when market conditions warrant, to issue additional equity or debt securities. During the six months ended June 30, 1998, the Company raised $137.0 million through the issuance of debt and $69.7 million through issuance of common stock. As of June 30, 1998, the Company had $36.2 million of unused credit on the Credit Facility and had $26.1 million available under the Credit Facility (net of $10.1 million reserved availability for the development of hotels) and approximately $106.2 million available under the Company's shelf registration statement.

        On July 23, 1998, the Company amended the Credit Facility to (i) increase total available borrowings from $300.0 million to $350.0 million, (ii) increase the total amount available under the Credit Facility from 45% to 50% of the aggregate value of the Company's eligible hotels, as defined, (iii) increase amount available for working capital purposes from $15.0 million to $30.0 million, and (iv) extend the term from June 30, 1999 to June 30, 2000.

        On July 31, 1998, the Company sold five non-core hotel assets for approximately $40.3 million in cash. The proceeds from the sales were used to repay the Credit Facility.

        Borrowings under the Credit Facility accrue interest at a rate as low as LIBOR plus 1.40% per annum, and as high as LIBOR plus 2.00% per annum, based upon the leverage of the Company. At June 30, 1998, the Company's actual borrowing rate was LIBOR plus 1.625%. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. The Company may seek to obtain such a stand-alone debt facility if market conditions are appropriate in management's view.

        As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Credit Facility or other borrowings and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for future growth. During the six months ended June 30, 1998, the Company used cash in the amount of $145.6 million as well as debt and the issuance of Units to acquire hotel assets, including redevelopment and recurring capital expenditures.

        During the six months ended June 30, 1998, the Company invested approximately $41.1 million in major renovations and conversions of 13 of its hotels. During the quarters ended March 31, 1998 and June 30, 1998, there were twelve and eleven hotels under renovation, respectively. Certain of these hotels were under renovation during both periods. The Company estimates it will invest an additional $67.1 million to complete the renovation of those hotels currently under renovation and additional recently acquired hotels. Also, the Company selectively develops luxury and upscale hotels in markets where room demand and other competitive factors justify new construction. On August 12, 1998, the Company completed its acquisition and development of the newly built Pueblo Marriott in Pueblo, Colorado, for a cost of approximately $12.0 million that was funded with the Credit Facility. Additionally, the Company is in the planning or construction phases of developing four additional hotels, one of which is expected to open in 1998 and the remainder in 1999. The Company estimates it will invest approximately $45.2 million, funded by the Credit Facility, to complete the development of these hotels. In conjunction with the on-going renovation and development activity, the Company has various contracts and commitments outstanding with third parties. The Company plans to fund remaining commitments under these agreements through the use of the Credit Facility and the issuance of additional equity and debt securities. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. In addition, the Company may acquire additional hotels and invest additional cash for renovations during 1998.

        The Company historically has successfully financed hotel acquisitions through advances on the Credit Facility and issuances of equity securities. The Company intends to finance future acquisitions of hotel properties, hotel renovations and non-recurring capital improvements principally through the Credit Facility and, when market conditions warrant, by issuing additional equity or debt securities. There can be no assurance that the Company will have access to capital on favorable terms. If the Company's access to capital is restricted, its ability to acquire additional hotel properties may be adversely affected. A decline in the Company's acquisition pace relative to historical periods may result in a decline in earnings growth.

Year 2000

        The Company has been informed that the Lessee is in the process of studying the Year 2000 issue, including inquiries of their vendors. Upon the completion of the Lessee's study, which is expected in late 1998, the Company believes it will be able to determine the extent to which the Company is vulnerable to a third parties' failure to remediate their own Year 2000 issues and the costs associated with resolving this issue. The Company does not currently anticipate that the Year 2000 issue will have a material adverse effect upon the Company's business, results of operations or financial condition.

Funds From Operations ("FFO")

        Management believes that FFO is a useful measure of financial performance of an equity REIT, such as the Company. FFO (as defined) (1) for the three and six months ended June 30, 1998 grew by 150.3% and 154.9%, respectively, over the corresponding periods of 1997.

                                              Three Months Ended               Six Months Ended
                                                   June 30,                        June 30,
                                          ---------------------------    ---------------------------
                                             1998           1997(2)         1998           1997(2)
                                          -----------     -----------    -----------     -----------
Net Income                                $ 6,274,000     $3,295,000     $12,871,000     $ 6,571,000
Less dividends on preferred shares           (492,000)             -        (979,000)              -
                                          -----------     ----------     -----------     -----------

Net income available to common
  shareholders                              5,782,000      3,295,000      11,892,000       6,571,000
Add back:
     Depreciation                           8,993,000      2,531,000      16,912,000       4,487,000
     Minority interest                        324,000        403,000         675,000         892,000
     Dividends on preferred shares            492,000              -         979,000               -
                                          -----------     ----------     -----------     -----------
FFO assuming conversion of preferred
  shares                                  $15,591,000     $6,229,000     $30,458,000     $11,950,000
                                          ===========     ==========     ===========     ===========

----------
(1) Management and industry analysts generally consider funds from operations to be a useful measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property plus real estate related depreciation and amortization (excluding amortization of financing costs). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

(2) Certain amounts have been restated to reflect the allocation of a fourth quarter depreciation expense adjustment to the first three quarters of 1997.


The Lessee

        For a discussion of the Lessee's revenue operations and a comparison of the three and six months ended June 30, 1998 to 1997, see "Results of Operations" of the Company. Additionally, for the three and six months ended June 30, 1998, the Lessee reported net income of $70,000 and a net loss of $1.9 million, respectively. Notwithstanding the net loss, cash flows were provided by operating activities during the six months ended June 30, 1998 in the amount of $4.5 million.

        From inception, the Lessee has incurred cumulative losses of $8.0 million. Net income of $70,000 for the three months ended June 30, 1998 and a net loss of $2.0 million for the three months ended March 31, 1998 are substantially due to the combined effects on the Lessee of (i) the effect of renovating 13 of the Company's hotels, (ii) the transition to new management at recently acquired hotels, and (iii) the operating leverage of certain Percentage Leases.

        Typically, the Company's renovations and redevelopments of acquired hotels are extensive, involving refurbishing exteriors, renovations to restaurants and lobbies and extensive renovations to guest rooms, including guest bath, furniture and soft goods. The Company typically expends 10% to 30% of the purchase price on renovations which typically take approximately three to six months to complete. During the renovations, the Lessee's revenues are significantly reduced. In addition, there is typically a brief ramp up period of approximately one to three months before the renovated hotels produce positive cash flow for the Lessee. Management of the Company and the Lessee believe that the renovation related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from significantly improved operating performance of the renovated and redeveloped hotels.

        The Lessee has access to a $1.5 million working capital line of credit. Executives of the Lessee have pledged Units, which, as of June 30, 1998, had a value of approximately $6.4 million, to secure obligations of the Lessee to the Company under the Percentage Leases. The Lessee anticipates that cash provided by operations will be an adequate source of liquidity for the foreseeable future.

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

        Competition For Future Acquisitions. There is competition for investment opportunities in luxury, upscale and mid-price hotels from entities organized for purposes substantially similar to the Company's objectives as well as from other purchasers of hotels. The Company is competing for such hotel investment opportunities with entities which have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company prudently can manage. There can be no assurance that competition will not generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

        Renovation and Redevelopment Risks. The Company faces risks arising from its strategy of acquiring hotels in need of substantial renovation or redevelopment, particularly the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from shortages of materials or skilled labor, a change in the scope of the original project, the need to comply with building code or other legal requirements, the discovery of structural or other latent defects with a hotel once construction has commenced and other risks inherent in the construction process. These risks are increased by the significant number of renovations the Company is currently undertaking as a result of the significant number of hotels recently acquired by the Company. In particular, renovation and redevelopment must comply with the Americans with Disabilities Act of 1990 (the "ADA"), which provides that all public accommodations meet certain federal requirements related to access and use by disabled persons. The Company may be required to make substantial modifications at the hotels to comply with the ADA. Cost overruns incurred during renovation and redevelopment projects increase the Company's total investment in a hotel and may reduce the Company's anticipated return on such investment. Delays in completing such renovation and redevelopment projects decrease the Lessee's operations at the hotel, resulting in lower revenues which either increases the Lessee's operating losses or, if a rental abatement is provided, reduces rent received by the Company. Delays or cost overruns in connection with renovations or redevelopments, and any related rental abatements could have a material adverse effect on Cash Available for Distribution.

        Development Risks. A component of the Company's growth strategy is to develop new hotels in markets where room supply and other competitive factors justify new construction or to purchase such hotels from unaffiliated developers after they have been completed. New project development will increase the Company's indebtedness and is subject to a number of other risks, including risks of construction delays or cost overruns, the risk that required zoning, occupancy and other government permits might not be obtained, and the risk that projects might not be completed. Additional risks of development projects include the risks associated with effectively marketing a hotel in order to ramp-up occupancy at projected room rates after the hotel has been opened. Any failure to complete a development project in a timely manner and within budget or to ramp-up occupancy after completion of the project could have a material adverse effect on the Company's results of operations and Cash Available for Distribution.

TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

        Certain tax rules relating to the qualification of a REIT prohibit the Company and the Partnership from operating hotels. Therefore, the Partnership enters into Percentage Leases with the Lessee, and the Lessee operates the hotels and pays rent to the Partnership based, in large part, on the revenues from the hotels. Consequently, the Company relies entirely on the Lessee to effectively operate the Company's hotels in a manner which generates sufficient cash flow to enable the Lessee to timely make the rent payments under the applicable Percentage Leases. Ineffective operation of the hotels may result in the Lessee's being unable to pay rent at the higher tier level necessary for the Company to fund distributions to shareholders because payment of base rent alone is insufficient for such purposes. In the event that all or a portion of such higher tier rent is not received by the Partnership, the Company may not be able to make such distributions to its shareholders. There can be no assurance that the Company will receive such higher tier rent from the Lessee or that the Lessee will even be able to pay base rent in light of its historical performance of incurring operating losses since its inception. The Lessee controls the daily operations of the hotels under the Percentage Leases, which have non-cancelable initial terms of ten years. The Company selected the Lessee without consideration of other lessees because Mr. Alter and Mr. Biederman, who own the Lessee, owned and were involved in the management of a number of the hotels contributed to the Company in connection with its IPO in 1995 (the "IPO"). Except as set forth in the Percentage Leases, neither the Company nor the Partnership has the authority to require the Lessee to operate the hotels in a manner that results in a maximization of rent to the Company. Other than working capital to operate the hotels, the Lessee only has nominal assets, which will likely be insufficient to satisfy any claims the Company may have if the Lessee defaults under the Percentage Leases. Mr. Alter and Mr. Biederman have entered into an agreement (the "Third Party Pledge Agreement"), whereby the obligations of the Lessee under the Percentage Leases are secured with a pledge of Mr. Alter's and Mr. Biederman's Units, up to 481,955 Units. This may limit the Company's ability to recover in full for any claims it may have against the Lessee for defaults under the Percentage Leases. The amendment to the Third Party Pledge Agreement also subordinated the Company's lien on the majority of Mr. Alter's Units to the lien in favor of an institutional lender providing a working capital line to the Lessee guaranteed by Mr. Alter and secured by a pledge of a significant portion of Mr. Alter's Units. The obligations of the Lessee under the Percentage Leases are not secured by any additional security deposits or guarantees by third parties. The Lessee had an accumulated deficit of $8.0 million as of June 30, 1998. Consequently, both the Company and the Lessee are substantially dependent upon the operations of its hotels. In 1997, the Company and the Lessee amended the Percentage Leases for hotels then currently under renovation and any future hotels to allow for the abatement of base rent related to rooms taken out of service during major renovations. Consequently, both the Company and the Lessee are substantially dependent upon the operations of the hotels. See "-- Hotel Industry Risks."

FAILURE TO MANAGE RAPID GROWTH

        To successfully implement its acquisition strategy, the Company must integrate the hotels it acquires into its existing operations. Since the closing of the IPO, the Company's portfolio of hotel properties has increased dramatically and the Company also entered into geographic markets where it previously did not have any properties. As a result, the consolidation of functions and integration of departments, systems and procedures of acquired properties with the Company's existing operations presents a significant management challenge, and the failure to integrate such properties into the Company's management and operating structures could have a material adverse effect on the results of operations and financial condition of the Company.

        The Company continues to execute its acquisition activity. As a result, the Company's recent acquisitions will place significant demands on the Company's management and other resources. There can be no assurances that these hotels and other business operations can be integrated successfully, that there will be any operating efficiencies between these hotels or that the combined businesses can be operated profitably. The failure to integrate and operate these hotels successfully could have a material adverse effect on the Company's business and future prospects. Also, certain of the Company's hotels are in the same geographic regions and may, therefore, compete with one another. There can be no assurance that any acquisition, and in particular any subsequent multiple-hotel portfolio acquisition, will not adversely affect the operations, revenues or prospects of the Company's hotels located in such geographic areas.

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND CERTAIN OFFICERS AND DIRECTORS

        Because of Mr. Alter's and Mr. Biederman's ownership in and positions with the Company and the Lessee and Mr. Alter's ownership of the Management Company, there are inherent conflicts of interest between the Lessee, the Management Company and the Company in the leasing, acquisition, disposition, operation and management of the Company's hotels. Accordingly, the interests of shareholders may not have been, and in the future may not be, reflected fully in all decisions made or actions taken by the officers and directors of the Company. In the event revenues from the Company's hotels increase significantly over prior periods and operating expenses with respect thereto are less than historical or projected operating expenses, the Lessee could disproportionately benefit. In addition, the Lessee pays a management fee of between 1% and 2% of gross revenues from the Company's hotels and reimburses certain accounting expenses to the Management Company, which is wholly owned by Mr. Alter. As a result, there may be conflicts of interest in connection with the sale of certain hotels. Unrealized gain from the sale to the Company of certain hotels contributed to the Company in connection with its IPO is specially allocated to Mr. Alter and Mr. Biederman and any sale of such hotels by the Partnership may cause adverse tax consequences to them. In addition, the reduction of mortgage indebtedness by the Partnership at any time below certain levels would create adverse tax consequences to Mr. Alter and Mr. Biederman. These conflicts may result in decisions relating to the sale of certain hotels and/or the incurrence or repayment of indebtedness which do not reflect solely the interests of the Company and the shareholders. In addition, the Company will generally be required under the Percentage Leases to pay a lease termination fee to the Lessee if the Company elects to sell a hotel and not replace it with another hotel. The payment of a termination fee to the Lessee, which is owned by Mr. Alter and Mr. Biederman, may also result in decisions regarding the sale of a hotel which do not reflect solely the interests of the Company and its shareholders.

INVESTMENT CONCENTRATION IN SINGLE INDUSTRY

        The Company's current strategy is to acquire interests exclusively in hotel properties. The Company will not seek to invest in assets selected to reduce the risks associated with investments in the hotel industry, and will be subject to risks inherent in concentrating investments in a single industry. Therefore, the adverse effect on the Company's lease revenue and Cash Available For Distribution resulting from a downturn in the hotel industry will be more pronounced than if the Company had diversified its investments outside of the hotel industry. In addition, the Company's hotels are concentrated in the luxury, upscale and mid-price segments of the hotel industry and therefore, any adverse changes in these segments of the hotel industry may disproportionately impact the Company, due to the Company's concentration in those segments.

EMPHASIS ON MARRIOTT

        Seventeen of the Company's 57 hotels are operated under, and one is in the process of being converted to, the Marriott brand. Accordingly, the Company is subject to risks inherent in concentrating the Company's investments in the Marriott brand, such as a reduction in business following adverse publicity related to the brand, which could have an adverse effect on the Company's lease revenues and its ability to satisfy its debt service requirements.

RELIANCE ON MR. ALTER AND OTHER KEY PERSONNEL

        The Company's future success and its ability to manage future growth depends in large part upon the efforts of its senior management and its ability to attract and retain key executive officers and other highly qualified personnel. In particular, the Company places substantial reliance on the hotel industry knowledge and experience and the continued services of Robert A. Alter, the Company's Chairman, Chief Executive Officer and President. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Accordingly, there can be no assurance that the Company's senior management will be able to successfully execute or implement the Company's growth and operating strategies. In addition, the loss of Mr. Alter's services or the Company's inability to attract and retain highly qualified personnel may adversely affect the operations of the Company and Cash Available for Distribution.

HOTEL INDUSTRY RISKS

        Operating Risks and Competition. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. In addition, the Company's hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Company's hotels. Hotel industry risks include, among other things, competition from other hotels; over-building in the hotel industry which has adversely affected occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") increases in operating costs due to inflation and other factors, which may not necessarily be offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels owned by the Company; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could decrease room revenues of the hotels and adversely affect the Lessee's ability to make payments of rent under the Percentage Leases to the Company, and therefore reduce Cash Available for Distribution.

        Seasonality of Hotel Business and the Company's Hotels. The hotel industry is seasonal in nature. Generally, revenues for the Company's hotels are greater in the first and third quarters than in the second and fourth quarters. In addition, weather conditions in the mid-west and eastern parts of the United States can cause fluctuations in revenues, particularly in the winter months. This seasonality can be expected to cause quarterly fluctuations in the Company's Percentage Lease revenues which may be insufficient to provide all of the Cash Available for Distribution necessary to pay dividends in a given quarter.

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

IMPACT OF INCREASED OPERATING COSTS AND CAPITAL EXPENDITURES

        Hotels in general, including the Company's hotels, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. In this regard, the Company may spend significant dollars renovating, rebranding or repositioning a number of its hotels to maximize financial performance; however, the Company is unable to estimate the amounts to be expended at this time. In addition, the franchise agreements under which the Company's hotels are operated impose specified operating standards and may permit the franchisor to condition the continuation of a franchise agreement on the completion of capital improvements. Under the terms of the Percentage Leases, the Company is also obligated to pay the cost of certain capital expenditures at its hotels and to pay for furniture, fixtures and equipment. The ability of the Company to fund these and other capital expenditures and periodic replacement of furniture, fixtures and equipment will depend in part on the financial performance of the Lessee and the hotels. If these expenses exceed the Company's estimate, the additional expenses could have material adverse effect on Cash Available for Distribution. Furthermore, any inability or failure to fund these expenditures could have a material adverse effect on occupancy rates, ADRs and REVPAR and may constitute a breach under the franchise agreements.

NO ARMS-LENGTH BARGAINING ON PERCENTAGE LEASES

        The terms of the Percentage Leases were not negotiated on an arm's-length basis and, accordingly, may not reflect fair market values or terms. The lease payments under the Percentage Leases have been, and will be, calculated with reference to historical financial data and the projected operating and financial performance of the hotels. The Company does not own any interest in the Lessee. All of the capital stock in the Lessee is owned by Messrs. Alter and Biederman. As a result, such persons may have a conflict of interest with the Company in the performance of their management services to the Company in connection with the Percentage Leases.

FRANCHISE RISKS

        Fifty-three of the Company's hotels are operated pursuant to franchise or license agreements and additional hotels may be or will become subject to franchise arrangements. The Lessee will hold the franchise or license agreements for the hotels and will be responsible for complying with the terms of these agreements. Such franchise or license arrangements are often helpful in providing marketing services and room reservations to hotels, but these arrangements also impose financial obligations on hotels generally related to maintaining the condition of hotels and the payment of franchise fees. Continuation of such franchises is subject to specified operating standards and other terms and conditions. Franchisors periodically inspect franchised hotels to confirm compliance. In addition, franchisors may require the Company to fund significant capital improvements to the hotels in the future to maintain such franchises. The failure of the Lessee to maintain required standards or adhere to terms and conditions imposed by the franchisor may result in the loss of a license or termination of the franchise or damages as a result of the breach. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements or replacements of furniture, fixtures and equipment which the Company's Board of Directors determines are too expensive or otherwise unwarranted in light of general economic conditions or operating results or prospects of the affected hotel. The loss of a franchise could have a material adverse effect upon the operation, financing or value of the hotel subject to the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems. There can be no assurance that an alternative franchise arrangement can be obtained or that significant expenditures might not be imposed as a condition to obtaining a new franchise. The loss of a franchise for one or more of the hotels could have a material adverse effect on the Company's revenues under the Percentage Leases and Cash Available for Distribution to its shareholders.

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

FAILURE TO MAINTAIN REIT STATUS

        The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including requirements as to the nature of its income and assets, distribution requirements, diversity of stock ownership requirements and record-keeping requirements. While the Company intends to satisfy all of these requirements for treatment as a REIT, it is possible that the Company may in the future fail to satisfy one or more of these requirements. Failure to qualify as a REIT would render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders would not be deductible by the Company. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property.

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

        See "United States Federal Income Tax Considerations" for a discussion of the material tax consequences and risks of an investment in the Company.

OWNERSHIP LIMITATION RESULTING IN LOSS OF REIT STATUS

        In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of the stock of the Company, the Lessee could become a related party tenant of the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Articles of Incorporation prohibit direct or indirect ownership of more than 9.8% of the outstanding shares of any class of the Company's stock by any person or group(the "Ownership Limitation"). Generally, the capital stock owned by affiliated owners will be aggregated for purposes of the Ownership Limitation. Subject to certain exceptions, any transfer of Common or Preferred Stock that would prevent the Company from continuing to qualify as a REIT under the Code will be designated as "Shares-in-Trust" and transferred automatically to a trust (the" Share Trust") effective on the day before the purported transfer of such Common or Preferred Stock. The record holder of the Common or Preferred Stock that are designated as Shares-in-Trust will be required to submit such number of shares of Common or Preferred Stock to the Share Trust and the beneficiary of the Share Trust will be one or more charitable organizations that are named by the Company.

INABILITY TO RETAIN EARNINGS

        In order to qualify as a REIT, the Company generally is required each year to distribute to its shareholders at least 95% of its net taxable income (excluding any net capital gain). In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income, (ii) 95% of its capital gain net income for that year, and
(iii) any undistributed taxable income from prior periods. The Company intends to continue to make distributions to its shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The Company's income consists primarily of its share of the income of the Operating Partnership, and the Company's Cash Available For Distribution consists primarily of its share of cash distributions from the Operating Partnership. Differences in timing between taxable income and Cash Available For Distribution due to the seasonality of the hospitality industry could require the Company to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax.

REAL ESTATE INVESTMENT RISKS IN GENERAL

        The Company's hotels are and will be subject to varying degrees of risk generally incident to the ownership of real property. Income from the hotels maybe adversely affected by changes in national and local economic conditions, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, changes in governmental rules (such as those requiring upgrades for disabled persons) and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), acts of war, changes in zoning laws, and other factors which are beyond the control of the Company. In addition, real estate investments are relatively illiquid, and the ability of the Company to vary its portfolio in response to changes in economic and other conditions will be limited.

DISTRIBUTION OF SUBSTANTIALLY ALL OF CASH AVAILABLE FOR DISTRIBUTION

        Consistent with the Company's practice of acquiring properties in need of renovation or redevelopment, the Company's annual distributions to shareholders have constituted a high percentage of the Company's Cash Available for Distribution. If this continues, the Company will retain little or no cash from the rent payments under the Percentage Leases, and expenditures for additional acquisitions or future capital improvements would have to be funded from borrowings, or from proceeds from the sale of assets (including the hotels), or debt or equity securities. In addition, a percentage of the estimated annual distribution has constituted a return of capital rather than a distribution of retained earnings. Consequently, there is a risk that the distribution rate has been set too high and may not be sustainable.

UNINSURED AND UNDERINSURED LOSSES

        Each of the Company's hotels is covered by comprehensive policies of insurance, including liability, fire and extended coverage. The Company believes such specified coverage is of the type and amount customarily obtained by owners of real property assets, including hotels. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Twenty-four of the Company's hotels are located in California, which is subject to relatively higher seismic risks. Although each of such hotels was constructed under the more recent and stringent post-1984 building codes that were intended to reduce the likelihood or extent of damage from seismic activity, no assurance can be given that an earthquake would not cause substantial damage and losses. The Company presently maintains and currently intends to continue to maintain earthquake insurance on each of its hotels located in California. The Company's Board of Directors may exercise discretion in determining amounts, coverage limits and the deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on the Company's investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to such property.

ENVIRONMENTAL MATTERS

        Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Under certain limited circumstances, liability may also extend to persons holding a security interest in the property. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner's ability to dispose of such property, to fully utilize such property without restriction or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of hazardous or toxic substances, including the release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with such releases, including exposure to released ACMs. Environmental laws may also impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the ownership of its hotels and any subsequently acquired hotels, the Company may be potentially liable for such costs. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos containing materials in the event of demolition or certain renovations or remodeling and govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks also are regulated by federal and state laws. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating a contaminated property could materially adversely affect the business, assets or results of operations of the Company and, consequently, the Company's ability to satisfy its debt service requirements.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. The Company has been informed that the Lessee and the Management Company are in the process of studying the Year 2000 issue, including inquiries of their vendors. Upon the completion of the Lessee's and the Management Company's study, which is expected in late 1998,the Company believes it will be able to determine the extent to which the Company is vulnerable to a third parties' failure to remediate their own Year2000 issues and the costs associated with resolving this issue. The Company does not currently anticipate that the Year 2000 issue will have a material adverse effect upon the Company's business results of operations or financial condition.

ADVERSE EFFECT OF SHARES AVAILABLE FOR FUTURE ISSUANCE AND SALE ON MARKET PRICE OF COMMON STOCK

        The Company's Articles of Incorporation authorize the Board of Directors to issue up to 160,000,000 shares of capital stock, consisting of 150,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of June 30,1998, the Board of Directors was able to reclassify and issue an aggregate of approximately 112,000,000 unissued or unreserved shares of Common Stock and to classify and issue 9,750,000 shares of Preferred Stock. The Company's acquisition strategy depends in part on access to additional capital through sales and issuances of equity securities. The market price of the Common Stock may be adversely affected by the availability for future sale and issuance of such unissued and unreserved shares of Common Stock and Preferred Stock and the consequent dilutive effect of such issuances.

        In addition, the market price of the Common Stock may also be adversely affected by the availability for future sale and issuance of shares of Common Stock that could be issued upon the redemption of Units of the Partnership. The Company recently filed a registration statement and may at any time in the future file additional registration statements to give the limited partners of the Partnership the ability to sell shares of Common Stock issued upon redemption of Units. In addition, the Westbrook Funds were granted certain registration rights in connection with the shares issued to them in the Kahler Acquisition.

RISK OF DILUTION

        As hotel acquisition opportunities arise from time to time, the Company may issue additional shares of Common Stock or Preferred Stock to raise the capital necessary to finance the hotel acquisitions or may issue Common Stock or Preferred Stock or Partnership Units which are redeemable on a one-to-one basis for Common Stock to acquire hotels. Such issuances could result in dilution of shareholders' equity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibit 27 - Financial Data Schedule

      (b)    Report on Form 8-K:

                   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 13, 1998.

                                       SUNSTONE HOTEL INVESTORS, INC.


                                       By: /s/ Robert A. Alter
                                           ----------------------------------
                                           Robert A. Alter
                                           President, Secretary and
                                           Chairman of the Board of Directors

                                       By: /s/ Kenneth J. Biehl
                                           ----------------------------------
                                           Kenneth J. Biehl
                                           Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule