Form 10-K/A
period 1997-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1998-10-16
CIK 930600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                ----------------

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

                         Commission file number 0-26304

                         SUNSTONE HOTEL INVESTORS, INC.
             (Exact Name of Registrant as Specified in its Charter)
                               ------------------

         Maryland                                          52-1891908
(State or Other Jurisdiction                   (I.R.S. Employer of Incorporation
       Organization)                                  or Identification No.)

           115 Calle de Industrias, Suite 201, San Clemente, CA 92672
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (714) 361-3900
            ---------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01                         New York Stock Exchange
      (Title of Class)                            (Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by a check mark if disclosure of delinquent fliers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price on New York Stock Exchange on February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $566,643,000.

         As of February 27, 1998, there were 37,503,851 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, held April 17, 1998.

================================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)     The following documents are filed as part of this report:

         3.       Exhibits:

EXHIBIT NO.    DESCRIPTION

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

10.12 thru     Omitted.
10.20

10.22 thru     Omitted.
10.30.17

10.30.18 Amended and Restated Third Party Pledge Agreement among the Partnership, Robert A. Alter and Charles Biederman, effective August 28, 1997 filed as Exhibit 10.30.18 to the Company's 1997 Annual Report on Form 10-K.

10.31          Omitted

10.31.1* Amended and Restated Revolving Credit Agreement dated as of October 10, 1997, among Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo Bank, National Association.

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

10.34 Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of October 14, 1997 and filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.34.1 First Amendment to Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of December 19, 1997 and filed as Exhibit 10.34.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

21 List of Subsidiaries of the Registrant filed as Exhibit 21 to the Company's 1997 Annual Report on Form 10-K.

23.1 Consent of Ernst & Young LLP and filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

23.2 Consent of Coopers & Lybrand L.L.P. filed as Exhibit 23.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

27 Financial Data Schedule filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

---------------
* Filed herewith.

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

                  Current Report on Form 8-K dated October 15, 1997, with disclosure under Item 2 regarding Acquisition and Disposition of Assets.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on October 16, 1998.

                                  SUNSTONE HOTEL INVESTORS, INC.

                                  By:  /s/ ROBERT A. ALTER
                                       -----------------------------------------
                                       Robert A. Alter President, Secretary and
                                       Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated:

         SIGNATURE                                            TITLE
         ---------                                            -----


/s/ ROBERT A. ALTER                         President, Secretary and Chairman of the
--------------------------------            Board of Directors (Principal Executive
Robert A. Alter                             Officer)


/s/ CHARLES L. BIEDERMAN                    Vice Chairman of the Board of Directors
--------------------------------
Charles L. Biederman


/s/ KENNETH J. BIEHL                        Vice President and Chief Financial Officer
--------------------------------            (Principal Financial and Accounting Officer)
Kenneth J. Biehl


/s/ C. ROBERT ENEVER                        Director
--------------------------------
C. Robert Enever


/s/ LAURENCE GELLER                         Director
--------------------------------
Laurence Geller


/s/ DAVID E. LAMBERT                        Director
--------------------------------
David E. Lambert


/s/ H. RAYMOND BINGHAM                      Director
--------------------------------
H. Raymond Bingham


/s/ FREDRIC H. GOULD                        Director
--------------------------------
Fredric H. Gould


/s/ PAUL D. KAZILIONIS                      Director
--------------------------------
Paul D. Kazilionis


/s/ EDWARD H. SONDKER                       Director
--------------------------------
Edward H. Sondker

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

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

10.12 thru     Omitted.
10.20

10.22 thru     Omitted.
10.30.17

10.30.18 Amended and Restated Third Party Pledge Agreement among the Partnership, Robert A. Alter and Charles Biederman, effective August 28, 1997 filed as Exhibit 10.30.18 to the Company's 1997 Annual Report on Form 10-K.

10.31          Omitted

10.31.1* Amended and Restated Revolving Credit Agreement dated as of October 10, 1997, among Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo Bank, National Association.

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

10.34 Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of October 14, 1997 and filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.34.1 First Amendment to Asset Purchase Agreement between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc. dated as of December 19, 1997 and filed as Exhibit 10.34.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

21 List of Subsidiaries of the Registrant filed as Exhibit 21 to the Company's 1997 Annual Report on Form 10-K.

23.1 Consent of Ernst & Young LLP and filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

23.2 Consent of Coopers & Lybrand L.L.P. filed as Exhibit 23.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

27 Financial Data Schedule filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

---------------
* Filed herewith.