Form 10-Q
period 1998-09-30
SUNSTONE HOTEL INVESTORS INC
filed 1998-11-16
CIK 930600

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

                              For the quarter ended

                               SEPTEMBER 30, 1998

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's Telephone Number, Including Area Code: (949) 361-3900

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

              As of November 13, 1998, there were 37,556,484 shares
                          of Common Stock outstanding.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
ITEM 1.   FINANCIAL STATEMENTS

Sunstone Hotel Investors, Inc.

   Consolidated Balance Sheets as of September 30, 1998 and
       December 31, 1997..............................................................      3

   Consolidated Statements of Income for the Three and Nine Months
       Ended September 30, 1998 and 1997..............................................      4

   Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1998 and 1997..............................................      5

   Notes to Consolidated Financial Statements.........................................      6

Sunstone Hotel Properties, Inc. ("Lessee")

   Consolidated Balance Sheets as of September 30, 1998 and
       December 31, 1997..............................................................      9

   Consolidated Statements of Operations for the Three and Nine Months
       Ended September 30, 1998 and 1997..............................................     10

   Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1998 and 1997..............................................     11

   Notes to Consolidated Financial Statements.........................................     12


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                              14
            CONDITION AND RESULTS OF OPERATIONS.......................................


                               PART II -- OTHER INFORMATION

ITEM 5.      OTHER INFORMATION........................................................     24

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................     32

SIGNATURES ...........................................................................     33

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SUNSTONE HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,           December 31,
                                                                        1998                    1997
                                                                    -------------           -------------
                                                                     (Unaudited)
ASSETS:

Investments in hotel properties, net                                $ 833,380,000           $ 704,323,000
Notes receivable                                                        1,748,000               6,085,000
Cash and cash equivalents                                               3,255,000               3,584,000
Restricted cash                                                         2,936,000               2,421,000
Rent receivable - Lessee                                               14,499,000               7,641,000
Other assets, net                                                      18,764,000              15,523,000
                                                                    -------------           -------------
                                                                    $ 874,582,000           $ 739,577,000
                                                                    =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                            $ 263,900,000           $ 179,800,000
Notes payable                                                         105,717,000             116,671,000
Accounts payable and other accrued expenses                            15,377,000              10,937,000
Dividends payable to preferred shareholders                               498,000                 422,000
                                                                    -------------           -------------
                                                                      385,492,000             307,830,000
                                                                    -------------           -------------
Commitments and contingencies

Minority interest                                                      26,324,000              33,860,000

Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred Stock, $.01
   par value, 10,000,000 authorized; 250,000 issued and
   outstanding as of September 30, 1998 and December 31,
   1997 (liquidation preference $100 per share aggregating
   $25,000,000)                                                             3,000                   3,000
Common stock, $.01 par value, 150,000,000 authorized;
   37,556,664 and 32,284,103 issued and outstanding as of
   September 30, 1998 and December 31, 1997, respectively                 376,000                 323,000
Additional paid-in capital                                            479,664,000             401,098,000
Distributions in excess of earnings                                   (17,277,000)             (3,537,000)
                                                                    -------------           -------------
                                                                      462,766,000             397,887,000
                                                                    -------------           -------------

                                                                    $ 874,582,000           $ 739,577,000
                                                                    =============           =============


   The accompanying notes are an integral part of these financial statements.

                                SUNSTONE HOTEL INVESTORS, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                      Three Months Ended                      Nine Months Ended
                                                          September 30,                         September 30,
                                                 -------------------------------       -------------------------------
                                                     1998               1997               1998               1997
                                                 ------------       ------------       ------------       ------------
                                                             (Restated)                    (Restated)
REVENUES:
Lease revenue - Lessee                           $ 28,907,000       $ 12,129,000       $ 77,369,000       $ 27,476,000
Interest income                                       135,000             42,000            275,000            363,000
                                                 ------------       ------------       ------------       ------------
                                                   29,042,000         12,171,000         77,644,000         27,839,000
                                                 ------------       ------------       ------------       ------------
EXPENSES:
Real estate related depreciation and
     amortization                                   9,326,000          3,043,000         26,238,000          7,530,000
Interest expense and amortization of
     financing costs                                6,948,000          1,218,000         17,056,000          2,775,000
Real estate and personal property taxes and
     insurance                                      2,773,000          1,071,000          8,435,000          2,431,000
General and administrative                          1,604,000            550,000          3,978,000          1,351,000
Losses on dispositions of hotel
   properties                                       3,574,000                 --          3,574,000                 --
                                                 ------------       ------------       ------------       ------------
Total expenses                                     24,225,000          5,882,000         59,281,000         14,087,000
                                                 ------------       ------------       ------------       ------------

Income before minority interest                     4,817,000          6,289,000         18,363,000         13,752,000

Minority interest                                    (232,000)          (720,000)          (907,000)        (1,612,000)
                                                 ------------       ------------       ------------       ------------

NET INCOME                                          4,585,000          5,569,000         17,456,000         12,140,000

Dividends on preferred shares                        (498,000)                --         (1,477,000)                --
                                                 ------------       ------------       ------------       ------------


INCOME AVAILABLE TO COMMON SHAREHOLDERS          $  4,087,000       $  5,569,000       $ 15,979,000       $ 12,140,000
                                                 ============       ============       ============       ============

EARNINGS PER SHARE
   Basic                                         $       0.11       $       0.27       $       0.43       $       0.67
                                                 ============       ============       ============       ============

   Diluted                                       $       0.11       $       0.27       $       0.43       $       0.67
                                                 ============       ============       ============       ============

DIVIDENDS DECLARED PER SHARE                     $      0.285       $      0.275       $      0.835       $      0.775
                                                 ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                      September 30,
                                                             ---------------------------------
                                                                 1998                1997
                                                             -------------       -------------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $  17,456,000       $  12,140,000

Adjustments to reconcile net income
  to net cash provided by operating activities:
     Minority interest                                             907,000           1,612,000
     Depreciation and amortization                              26,238,000           7,530,000
     Amortization of financing costs                             1,648,000             331,000
     Losses on dispositions of hotel properties                  3,574,000                  --
     Changes in assets and liabilities:
          Rent receivable?Lessee                                (6,858,000)         (4,531,000)
          Other assets, net                                        (82,000)         (1,481,000)
          Accounts payable and other accrued expenses            4,441,000            (986,000)
                                                             -------------       -------------
Net cash provided by operating activities                       47,324,000          14,615,000
                                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, improvements and additions
  to hotel properties                                         (201,004,000)       (129,189,000)
Proceeds from sale of hotel properties                          47,238,000                  --
Increase in restricted cash                                       (515,000)                 --
Payments received on notes receivable                            5,510,000           2,452,000
                                                             -------------       -------------
Net cash used in investing activities                         (148,771,000)       (126,737,000)
                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                      69,854,000         119,070,000
Payment of deferred financing costs                             (2,811,000)         (1,020,000)
Net proceeds from issuance of partnership units                         --             161,000
Borrowings on revolving line of credit                         167,100,000          73,400,000
Principal payments on revolving line of credit                 (83,000,000)        (46,500,000)
Principal payments on notes payable                            (17,133,000)        (17,741,000)
Distributions to common shareholders                           (29,719,000)        (13,072,000)
Distributions to partners                                       (1,772,000)         (1,997,000)
Distributions to preferred shareholders                         (1,401,000)                 --
                                                             -------------       -------------
Net cash provided by financing activities                      101,118,000         112,301,000
                                                             -------------       -------------

Net change in cash and cash equivalents                           (329,000)            179,000
Cash and cash equivalents, beginning of period                   3,584,000             142,000
                                                             -------------       -------------
Cash and cash equivalents, end of period                     $   3,255,000       $     321,000
                                                             -------------       -------------

Cash paid for interest                                       $  18,661,000       $   3,041,000
                                                             =============       =============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

        Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company"), was formed in 1995 as a real estate investment trust ("REIT"). At September 30, 1998, the Company had a 94.6% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which began operations as of August 16, 1995, upon receipt of the proceeds from the Company's initial public offering (the "Offering") and consummation of certain formation transactions. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

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

        At September 30, 1998, the Company's portfolio includes 57 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Vice Chairman of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for prior quarters of 1998. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

New Accounting Standard:

        In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, (`EITF 98-9"). EITF 98-9 requires lessors to defer recognition of contingent rental income until specified thresholds that trigger the contingent rent are met. The Company amended the Percentage Leases with the Lessee to provide for quarterly room revenue thresholds used in calculating percentage rent due. As a result of such amendment, EITF 98-9 has no material impact on the Company's interim and annual financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent Receivable - Lessee:

        At September 30, 1998, all rent payments due from the Lessee are current. Under the terms of the Percentage Leases, base rent is due from the Lessee in arrears and percentage rent is due 45 days after the end of each respective month. As such and as of September 30, 1998, the $14.5 million due from the Lessee consists of percentage rent for the months of August and September 1998 and base rent for the month of September 1998.

Restatement:

        The interim financial statements as of and for the three and nine months ended September 30, 1997 have been restated to reflect the allocation of a fourth quarter 1997 depreciation expense adjustment to the first three quarters of 1997.

Reclassifications:

        Certain prior period balances have been reclassified to conform with the current period presentation.

2.   HOTEL PROPERTIES

Investments:

        On August 12, 1998, the Company completed the acquisition and development of the newly-built Pueblo Marriott in Pueblo, Colorado, for approximately $12.0 million in cash. The 164-room full-service hotel is located in historic downtown Pueblo and is connected to the Pueblo Convention Center owned and built by the City of Pueblo. The seven-story hotel includes a concierge level, two additional meeting rooms, a JW's Steakhouse and lobby lounge and an indoor pool.

        On September 3, 1998, The Company acquired the Pacific Shore Hotel in Santa Monica, California, for approximately $22.0 million in cash. The property is located on Ocean Avenue across from the Pacific Ocean, two blocks from the Santa Monica Pier and the Santa Monica entertainment, shopping, restaurant and theater district. The 168-room full-service hotel includes a restaurant and lounge, pool and spa, fitness center, gift shop and meeting rooms.

Disposition of Non-Core Assets:

        During the third quarter of 1998, the Company disposed of six non-core hotel assets that were included in the $372 million acquisition of Kahler Realty Corporation on October 15, 1997. These dispositions were structured as non-taxable exchange transactions; however, for financial reporting purposes, approximately $3.6 million in losses were recognized for the three and nine months ended September 30, 1998. The disposition transactions are as follows:

        On July 31, 1998, the Boise Park Suite Hotel in Boise Idaho; the Pocatello Park Quality Inn in Pocatello, Idaho; the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho; and the Best Western Colonial Inn in Helena, Montana, aggregating 651 rooms, were acquired by Cavanaughs Hospitality Corporation for $30.3 million in cash.

        On July 31, 1998, the 187-room Lakeview Resort in Morgantown, West Virginia, was acquired by GF Management for $11.1 million in cash.

        On September 3, 1998, the leasehold interest in the 284-room Green Oaks Hotel in Fort Worth, Texas, was acquired by Calstar, LLC ("Calstar") for $5.8 million in cash.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   REVOLVING LINE OF CREDIT

        On July 23, 1998, the Company amended its revolving line of credit (the "Credit Facility") to (i) increase total available borrowings from $300.0 million to $350.0 million, (ii) increase the total amount available under the Credit Facility from 45% to 50% of the aggregate value of the Company's eligible hotels, as defined, (iii) increase the amount available for working capital purposes from $15.0 million to $30.0 million, and (iv) extend the term from June 30, 1999 to June 30, 2000. Borrowings under the Credit Facility accrue interest at a rate as low as LIBOR plus 1.40% per annum, and as high as LIBOR plus 2.00% per annum, based upon the leverage of the Company. At September 30, 1998, the Company's actual borrowing rate was LIBOR plus 2.0%.

4.   EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share. The 1997 amounts have been restated to comply with the Financial Accounting Standards Board Statement No. 128, Earnings per Share.

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                  --------------------------------------------------------------------
                                                      1998               1997              1998               1997
                                                  ------------       ------------      ------------       ------------
Numerator:
  Net income                                      $  4,585,000       $  5,569,000      $ 17,456,000       $ 12,140,000
  Dividends on preferred shares                       (498,000)                --        (1,477,000)                --
                                                  ------------       ------------      ------------       ------------
  Numerator for basic and diluted
    earnings per share:
     Income available to common
       shareholders after effect of
       dilutive securities                        $  4,087,000       $  5,569,000      $ 15,979,000       $ 12,140,000
                                                  ------------       ------------      ------------       ------------
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                         37,547,460         20,397,961        36,843,426         18,008,493
  Effect of dilutive securities:
      Stock options                                         --            158,140           102,637            158,140
                                                  ------------       ------------      ------------       ------------
  Denominator for diluted earnings per share
    - adjusted weighted average shares and
    assumed conversions                             37,547,460         20,556,101        36,946,063         18,166,633
                                                  ============       ============      ============       ============

Basic and diluted earnings per share              $       0.11       $       0.27      $       0.43       $       0.67
                                                  ============       ============      ============       ============

                         SUNSTONE HOTEL PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,         December 31,
                                                                       1998                 1997
                                                                  -------------         ------------
                                                                   (Unaudited)
ASSETS:

Current assets
    Cash and cash equivalents                                     $  5,104,000         $  4,352,000
    Receivables, net of allowance for doubtful accounts of
       $377,000 and $267,000, respectively                          14,203,000           10,037,000
    Due from affiliates                                              1,360,000              321,000
    Inventories                                                      1,634,000            1,798,000
    Prepaid expenses                                                   523,000              306,000
                                                                  ------------         ------------
                                                                    22,824,000           16,814,000

Management agreements, net                                             456,000              723,000
Property and equipment, net                                            136,000            3,116,000
Other assets                                                           303,000                   --
                                                                  ------------         ------------
                                                                  $ 23,719,000         $ 20,653,000
                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Rent payable - Sunstone Hotel Investors, Inc.                 $ 14,499,000         $  7,641,000
    Accounts payable                                                 7,272,000            8,836,000
    Customer deposits                                                  420,000              550,000
    Sales taxes payable                                              2,443,000            1,640,000
    Accrued payroll                                                  2,362,000            3,093,000
    Accrued vacation                                                 1,804,000            1,795,000
    Accrued bonuses                                                  1,009,000              573,000
    Capital lease obligation - current portion                              --               55,000
    Other accrued expenses                                             623,000            1,007,000
                                                                  ------------         ------------
                                                                    30,432,000           25,190,000
Long-term liabilities
    Capital lease obligation                                                --              366,000
    Accrued pension liability                                          997,000            1,017,000
                                                                  ------------         ------------
                                                                    31,429,000           26,573,000
                                                                  ------------         ------------

Minority interest                                                           --              119,000

Commitments

Stockholders' deficit:
Common stock, no par value, 1,000 shares authorized;
  100 shares issued and outstanding                                         --                   --
Deficit                                                             (7,710,000)          (6,039,000)
                                                                  ------------         ------------
                                                                  $ 23,719,000         $ 20,653,000
                                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                      --------------------------------      ---------------------------------
                                           1998               1997               1998                1997
                                      -------------      -------------      -------------       -------------
REVENUES:

Room                                  $  58,535,000      $  24,622,000      $ 158,285,000       $  59,123,000
Food and beverage                        10,267,000          1,471,000         31,499,000           4,215,000
Other                                     7,911,000          1,926,000         23,269,000           3,928,000
                                      -------------      -------------      -------------       -------------
Total revenues                           76,713,000         28,019,000        213,053,000          67,266,000
                                      -------------      -------------      -------------       -------------
EXPENSES:

Room                                     13,127,000          5,159,000         37,499,000          12,894,000
Food and beverage                         8,516,000          1,377,000         26,442,000           3,673,000
Other                                     4,884,000            705,000         13,774,000           1,693,000
Franchise costs                           2,136,000          1,709,000          5,393,000           4,266,000
Advertising and promotion                 5,606,000          1,495,000         15,504,000           3,795,000
Utilities                                 3,236,000          1,261,000          8,450,000           3,053,000
Repairs and maintenance                   3,008,000            940,000          8,589,000           2,314,000
Management fees - Sunstone Hotel
   Management, Inc.                              --            548,000            937,000           1,307,000
Rent expense - Sunstone Hotel
   Investors, Inc.                       28,907,000         12,129,000         77,369,000          27,476,000
General and administrative                7,042,000          2,364,000         20,767,000           6,097,000
                                      -------------      -------------      -------------       -------------
Total expenses                           76,462,000         27,687,000        214,724,000          66,568,000
                                      -------------      -------------      -------------       -------------

NET INCOME (LOSS)                     $     251,000      $     332,000      $  (1,671,000)      $     698,000
                                      =============      =============      =============       =============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                               1998               1997
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(1,671,000)      $   698,000
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Gain on sale of sewage treatment plant                   (141,000)               --
      Bad debt                                                  310,000                --
      Depreciation                                               11,000                --
      Amortization                                              267,000                --
      Changes in assets and liabilities:
        Receivables, net                                     (4,051,000)       (3,367,000)
        Due from affiliates                                     (42,000)       (1,347,000)
        Inventories                                             190,000             1,000
        Prepaid expenses and other assets                      (492,000)         (221,000)
        Rent payable - Sunstone Hotel Investors, Inc.         6,858,000         4,531,000
        Accounts payable                                     (1,564,000)         (557,000)
        Customer deposits                                      (182,000)               --
        Sales taxes payable                                     803,000           853,000
        Accrued payroll                                        (731,000)          (75,000)
        Accrued vacation                                          9,000           198,000
        Accrued bonuses                                         436,000           235,000
        Due to affiliates                                            --            79,000
        Accrued pension liability                               (20,000)               --
        Other accrued expenses                                 (520,000)          411,000
                                                            -----------       -----------
Net cash provided by (used in) operating activities            (530,000)        1,439,000
                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                              (59,000)         (105,000)
Net proceeds from sale of sewage treatment plant                525,000                --
Proceeds from lessor upon execution of certain leases           816,000                --
                                                            -----------       -----------
Net cash provided by (used in) investing activities           1,282,000          (105,000)
                                                            -----------       -----------

Net change in cash and cash equivalents                     $   752,000       $ 1,334,000
Cash and cash equivalents, beginning of period                4,352,000         1,165,000
                                                            -----------       -----------
Cash and cash equivalents, end of period                    $ 5,104,000       $ 2,499,000
                                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 ---------------

1.  ORGANIZATION AND BASIS OF PRESENTATION

        Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering (the "Offering") by Sunstone Hotel Investors, Inc. (the "Lessor") on August 16, 1995. The Lessee leases hotel properties which are primarily located in the western United States from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At September 30, 1998, 57 hotel properties were leased from the Lessor.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Lessee have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Lessee believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Lessee's audited consolidated financial statements included in the Lessor's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for prior quarters of 1998. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

Reclassifications:

        Certain prior period balances have been reclassified to conform with the current period presentation.

2.  ACCUMULATED DEFICIT

        From inception, the Lessee has incurred cumulative losses of $7.7 million. The net loss of $1.7 million for the nine months ended September 30, 1998 was substantially due to the combined effects on the Lessee of (i) the effect of renovating the Lessor's hotels, and (ii) the transition to new management at recently acquired hotels.

3.  PERCENTAGE LEASE AGREEMENTS

        At September 30, 1998, all rent payments due the Lessor are current. Under the terms of the Percentage Leases, base rent is payable to the Lessor in arrears and percentage rent is payable 45 days after the end of each respective month. As such and as of September 30, 1998, the $14.5 million due the Lessor consists of percentage rent for the months of August and September 1998 and base rent for the month of September 1998.

        During the quarter ended September 30, 1998, the Lessor disposed of six hotel properties and the related Percentage Leases were terminated. The Lessee also executed two additional Percentage Leases with the Lessor with terms similar to the existing Percentage Leases.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RELATED PARTY TRANSACTIONS

        Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by Robert A. Alter, Chairman of the Lessee, provides management services to the Lessee pursuant to the terms of a management agreement. The agreement has a one year term and is automatically renewed. Management fees are computed on an individual hotel basis and range from 1% to 2% of gross revenues. The cost of these services is classified as management fees in the statements of operations. During the three and nine months ended September 30, 1998, $1.2 million and $2.3 million, respectively, in management fees were abated by the Management Company. Such abated fees will not have to be paid by the Lessee in the future.

        During the quarter ended September 30, 1998, the Lessee reconveyed to the Lessor certain hotel telephone equipment that was being leased pursuant to a capital lease agreement. The equipment and related capital lease were previously assigned to the Lessee by the Lessor and originally recorded at the Lessor's costs. The Lessor agreed to assume the capital lease obligation and to reimburse the Lessee for all lease payments made by the Lessee since the equipment was assigned on October 15, 1997.

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

GENERAL

        The Company is a self-administered equity REIT that owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Hilton Hotels Corporation, Bass Hotels & Resorts, Marriott International, Inc. and Promus Hotel Corporation. As of November 13, 1998, the Company's portfolio consisted of 57 hotels with a total of 10,215 rooms, 45 of which were acquired and two of which were developed subsequent to the Company's IPO in August 1995. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 83%) with the remainder of the Company's portfolio consisting of mid-price, limited service properties primarily located in markets where significant barriers exist for new competitive supply.

        The Company's growth strategy is to maximize shareholder value by (i) acquiring underperforming and undercapitalized hotels that are in strong market locations with significant barriers to new competition, and (ii) improving such hotels' financial performance by renovating, redeveloping, rebranding and repositioning the hotels and through the implementation of focused sales and marketing programs.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 to 1997 and the Nine Months Ended September 30, 1998 to 1997

        Revenues increased $16.8 million, or 138%, to $29.0 million for the three months ended September 30, 1998 from $12.2 million for the corresponding quarter of 1997. For the nine months ended September 30, 1998, revenues increased $49.8 million, or 179%, to $77.6 million from $27.8 million for the corresponding period of 1997. The increase in revenues is substantially attributable to the execution of the Company's external growth strategy, as well as increases in REVPAR of both continuously owned and recently acquired hotels. For a related discussion of Funds From Operations, see "Liquidity and Capital Resources."

        Income available to common shareholders decreased 26.7% to $4.1 million for the three months ended September 30, 1998 from $5.6 million for the corresponding quarter of 1997, while diluted earnings per share decreased to $0.11 from $0.27 per share, a 59.3% decrease. For the nine months ended September 30, 1998, income available to common shareholders increased 32.2% to $16.0 million from $12.1 million for the corresponding period of 1997, while diluted earnings per share decreased to $0.43 from $0.67 per share, an 35.8% decrease. The decreases in diluted earnings per share for the three and nine months ended September 30, 1998, are attributable to losses on dispositions of non-core hotel assets recognized for financial reporting purposes totaling $3.6 million, and the renovation of a significant number of hotels that were acquired in conjunction with the acquisition of Kahler Realty Corporation on October 15, 1997.

        External Growth. During the quarter ended September 30, 1998, the Company acquired two hotels, one of which was newly-built, with a total of 332 rooms for approximately $34.0 million in cash. For the twelve months ended September 30, 1998, the Company acquired, net of dispositions, 26 hotels with 5,368 rooms for aggregate purchase prices of approximately $504.0 million, which contributed $15.9 million and $39.8 million of the net increase in revenues for the three and nine month periods ended September 30, 1998, respectively.

        Internal Growth. On a same-unit-sales basis, the Company achieved an 8.6% increase and 7.5% increase in REVPAR for non-renovation hotels and for all hotels, respectively, for the third quarter of 1998 over the corresponding quarter of 1997.

        REVPAR for the non-renovation hotels increased by 8.6%, from $60.73 to $65.94, over the third quarter of 1997. Non-renovation hotels consist of 48 of the Company's 57 hotels that were not undergoing significant renovation either in the third quarter of 1997 or 1998. The 8.6% increase in REVPAR was driven by a 9.9% increase in the average daily rate, from $78.21 to $85.97, offset by a decrease in occupancy, from 77.7% to 76.7%.

        The strong revenue performance of the Company's hotel portfolio in the third quarter of 1998 was not only due to the results from the Company's recently redeveloped hotels, but also due to the internal growth of continuously owned hotels as indicated in the following table:

              SELECTED REVPAR PERFORMERS FOR THIRD QUARTER OF 1998

                                                                      REVPAR
                                                     ----------------------------------------
                                                     Rooms     1997(1)     1998      % Change
                                                     -----     -------     ----      --------
Marriott - Rochester, Minnesota                       180      $105.76    $149.61      41.5%

The Kahler Hotel - Rochester, Minnesota               699        50.82      64.85      27.6

Residence Inn by Marriott - Provo, Utah               114        49.56      60.67      22.4

Courtyard by Marriott - Cypress, California           180        56.31      68.70      22.0

Holiday Inn & Suites - Price, Utah                    151        38.20      45.53      19.2


----------------
(1) The Company did not own certain of these hotels for the entire period presented.

        REVPAR for the third quarter of 1998 for the five hotels, which were undergoing renovation during the third quarter of 1997, increased 25.7% over the corresponding quarter of 1997.

        REVPAR for the third quarter of 1998 for the four hotels, which were undergoing renovation during the third quarter of 1998, decreased 15.2% over the corresponding quarter in 1997, a period during which these hotels were not undergoing renovation. In the aggregate, REVPAR for the third quarter of 1998 for the 1997- and 1998-renovation hotels (nine hotels) decreased 0.2% over the corresponding quarter of 1997.

          The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three and nine months ended September 30, 1998.

                             SUMMARY OPERATING DATA

                                         Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                         -----------------     --------------------
                                          1998       1997       1998          1997
                                         ------     ------     ------        ------
        SAME-UNIT-SALES ANALYSIS
        ALL HOTELS(1):
          Occupancy                       72.8%      75.1%      67.9%         72.0%
          ADR                            $83.64     $75.49     $83.07        $74.58
          REVPAR                         $60.91     $56.67     $56.37        $53.68
          REVPAR growth                    7.5%                  5.0%

          NON-RENOVATION HOTELS(1):
          Occupancy                       76.7%      77.7%      72.5%         73.9%
          ADR                            $85.97     $78.21     $84.02        $76.05
          REVPAR                         $65.94     $60.73     $60.91        $56.23
          REVPAR growth                    8.6%                  8.3%

          RENOVATION HOTELS(2):
          Occupancy                       56.8%      64.5%      59.1%         68.3%
          ADR                            $70.58     $62.21     $80.89        $71.60
          REVPAR                         $40.09     $40.15     $47.84        $48.88
          REVPAR growth                   (0.2)%                (2.1)%

----------
(1) Excludes the six hotels which were sold during the third quarter of 1998.

(2) Includes the four hotels undergoing renovation in the third quarter of 1998 and five hotels undergoing renovation in the third quarter of 1997.

        Interest expense and amortization of financing costs increased $5.7 million to $6.9 million for the three months ended September 30, 1998 from $1.2 million for the corresponding quarter of 1997. For the nine months ended September 30, 1998, interest expense and amortization of financing costs increased $14.3 million, to $17.1 million from $2.8 million for the corresponding period of 1997. Additionally, real estate and personal property taxes and insurance increased 155% to $2.8 million for the three months ended September 30, 1998 from $1.1 million for the corresponding quarter of 1997. For the nine months ended September 30, 1998, real estate and personal property taxes and insurance increased $6.0 million, or 250%, to $8.4 million from $2.4 million for the corresponding period of 1997. These increases are attributable to the growth of the Company's hotel portfolio to 57 hotels as of September 30, 1998 compared to 34 hotels owned as of September 30, 1997. Acquisitions are typically initially financed with debt contributing to the increase in interest expense and amortization of financing costs.

        During the three and nine month periods ended September 30, 1998, the Company recorded increased general and administrative expenses attributable to the growth of the Company's hotel portfolio. For the three months ended September 30, 1998, general and administrative expenses increased $1.1 million, to $1.6 million from $550,000 for the corresponding quarter of 1997. For the nine months ended September 30, 1998, general and administrative expenses increased $2.6 million, to $4.0 million from $1.4 million for the corresponding period of 1997. Necessitated by the Company's growth, additional personnel, including the Company's Chief Operating Officer and General Counsel and Director of Finance, were added to the staff of the Company subsequent to the third quarter of 1997. Increases in other general and administrative expenses were also incurred commensurate with the growth of the Company's hotel portfolio to 57 from 34 hotels as of September 30,1998 and 1997, respectively.

Renovations, Rebranding and Upgrades

        The Company continued to implement its strategy of renovating, rebranding and repositioning its recently acquired hotels and, during the third quarter of 1998, invested $18.1 million in renovations to certain of these hotels.

        On July 15, 1998, Sunstone rebranded the former Ogden Park hotel in Ogden, Utah, as a full-service Marriott after completing $5.8 million in renovations. The Company expects one additional hotel from the Kahler portfolio, the Olympia Park hotel in Park City, Utah, to be branded as a Marriott. This hotel is currently under renovation and will be completed and carry the Marriott flag during the fourth quarter of 1998.

        In September 1998, at the annual Bass Hotels & Resorts Worldwide Conference in New Orleans, Louisiana, the Company and the Lessee demonstrated their leadership in quality and service excellence in the Holiday Inn brand segment by winning seven awards for hotels acquired and renovated in 1997. The hotels and their respective awards are as follows:

                                                                     Awards
                                                            ------------------------
          Holiday Inn Express - Poulsbo, Washington         Quality Excellence Award

          Holiday Inn Select - Renton, Washington           Modernization Award

          Holiday Inn Harbor View - San Diego, California   Modernization Award

          Holiday Inn & Suites - Mesa, Arizona              Modernization Award

          Holiday Inn & Suites - San Diego, California      Newcomer of the Year

          Holiday Inn & Suites - Price, Utah                Newcomer of the Year

          Holiday Inn - Provo, Utah                         Torchbearer Award

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

        The following table summarizes certain information with respect to the current or anticipated franchise affiliations of the hotels:

                             FRANCHISE AFFILIATIONS
            (As of and for the Three Months Ended September 30, 1998)

                                                                                          Percentage
                               Number of                   Percentage of      Lease        of Lease
Franchise Affiliation           Hotels         Rooms          Rooms          Revenues      Revenues
---------------------           ------         -----          -----          --------      --------
Marriott - (1) (2)                18           3,139           30.7%       $  9,946,000       34.4%
Holiday Inns                      16           2,534           24.8           6,198,000       21.5
Hampton Inns                       9           1,193           11.7           2,633,000        9.1
Kahler                             2             965            9.5           3,331,000       11.5
Hawthorn Suites                    3             583            5.7           1,376,000        4.8
Hilton                             3             732            7.2           1,895,000        6.6
Doubletree Hotels                  1             213            2.1             665,000        2.3
Comfort Suites                     1             166            1.6             647,000        2.2
Ramada                             1             124            1.2             408,000        1.4
Sheraton                           1             295            2.9             349,000        1.2
Best Western                       1             103            1.0             266,000        0.9
Independent                        1             168            1.6             272,000        0.9
Sold non-core hotels               -               -            -               921,000        3.2
                                  --          ------          -----        ------------      -----

                                  57          10,215          100.0%       $ 28,907,000      100.0%
                                  ==          ======          =====        ============      =====

----------
(1) Includes full-service Marriott hotels, Residence Inn, Fairfield Inn and Courtyard by Marriott.

(2) Includes one hotel from the Kahler portfolio with 203 rooms which the Company anticipates converting to full-service Marriott franchise. The Company has obtained approval of this new franchise license, subject to completion of renovations or improvements.


Seasonality and Regional Focus

        The Company currently focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States. The geographic distribution of the hotels, which are located in nine states as of November 13, 1998, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations and off-peak seasonal operations that are typical for the hotel industry. The Company has also sought to increase its geographic distribution by focusing on major metropolitan areas.

        The following table summarizes the Company's presence in each of these markets:

                           GEOGRAPHIC DIVERSIFICATION
            (As of and for the Three Months Ended September 30, 1998)

                                                         PERCENTAGE                  PERCENTAGE
                                   NUMBER OF                 OF         LEASE         OF LEASE
REGION                              HOTELS      ROOMS      ROOMS       REVENUES       REVENUES
------                              ------      -----      -----       --------       --------
Pacific (1)..................          32       5,054       49.5%    $ 14,679,000       50.8%
Mountain (2).................          21       3,832       37.5        8,017,000       27.7
Minnesota....................           4       1,329       13.0        5,290,000       18.3
Sold non-core assets.........           -           -        -            921,000        3.2
                                       --      ------      -----     ------------      -----
    Total....................          57      10,215      100.0%    $ 28,907,000      100.0%
                                       ==      ======      =====     ============      =====

----------
(1)  Includes California, Oregon and Washington.
(2)  Includes Arizona, Colorado, New Mexico and Utah.


LIQUIDITY AND CAPITAL RESOURCES

        Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and dividend payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short- and long-term basis to meet its operating cash requirements. During the nine months ended September 30, 1998, the Company paid dividends and distributions totaling $33.0 million representing $0.275 per share or Unit on a quarterly basis.

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

        Cash Flows from Investing and Financing Activities. The Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through its $350 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank), proceeds from the disposition of certain non-core hotel assets and, when market conditions warrant, to issue additional equity or debt securities. During the nine months ended September 30, 1998, the Company borrowed $167.1 million on the Credit Facility, raised $47.2 million through the disposition of non-core hotel assets and $69.9 million through issuance of common stock. As of September 30, 1998, the Company had $86.1 million of unused credit on the Credit Facility and approximately $163.2 million available under the Company's shelf registration statement.

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

        Borrowings under the Credit Facility accrue interest at a rate as low as LIBOR plus 1.40% per annum, and as high as LIBOR plus 2.00% per annum, based upon the leverage of the Company. At September 30, 1998, the Company's actual borrowing rate was LIBOR plus 2.00%. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. The Company may seek to obtain such financing if market conditions are appropriate in management's view.

        During the third quarter of 1998, the Company disposed of six non-core hotel assets that were included in the $372 million acquisition of Kahler Realty Corporation on October 15, 1997. These dispositions were structured as non-taxable exchange transactions and are as follows:

        On July 31, 1998, the Boise Park Suite hotel in Boise Idaho; the Pocatello Park Quality Inn in Pocatello, Idaho; the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho; and the Best Western Colonial Inn in Helena, Montana, aggregating 651 rooms, were acquired by Cavanaughs Hospitality Corporation for $30.3 million in cash.

        On July 31, 1998, the 187-room Lakeview Resort in Morgantown, West Virginia, was acquired by GF Management for $11.1 million in cash.

        On September 3, 1998, the leasehold interest in the 284-room Green Oaks Hotel in Fort Worth, Texas, was acquired by Calstar, LLC ("Calstar") for $5.8 million in cash.

        The Company continues to consider certain non-core hotel assets for disposition and has identified an additional six hotels, primarily limited service.

        As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Credit Facility or other borrowings, proceeds from the dispositon of non-core hotel assets and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its current strategy for future growth. During the nine months ended September 30, 1998, the Company used cash in the amount of $199.5 million as well as debt and the issuance of Units to acquire hotel assets, including redevelopment and recurring capital expenditures.

        During the nine months ended September 30, 1998, the Company invested approximately $59.2 million in major renovations and conversions of 13 of its hotels. During the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998, there were twelve, eleven and four hotels under renovation, respectively. Certain of these hotels were under renovation more than one period. The Company estimates it will invest an additional $52.9 million to complete the renovation of those hotels currently under renovation and additional recently acquired hotels. Management believes the renovations should result in incremental increases in REVPAR at these renovation hotels and increased lease revenue for the Company. The Company selectively develops luxury and upscale hotels in markets where management believes room demand and other competitive factors justify new construction. On August 12, 1998, the Company completed its acquisition and development of the newly-built Pueblo Marriott in Pueblo, Colorado, for a cost of approximately $12.0 million that was funded with the Credit Facility. Additionally, the Company is in the planning or construction phases of developing four additional hotels, which are expected to open in 1999. The Company estimates it will invest approximately $45.2 million, funded by the Credit Facility, to complete the development of these hotels. In conjunction with the on-going development activity, the Company has various contracts and commitments outstanding with third parties. The Company plans to fund remaining commitments under these agreements through the use of the Credit Facility, and proceeds from the disposition of certain non-core hotel. In addition, the Company may acquire additional hotels and invest additional cash for renovations during the fourth quarter of 1998.

        The Company historically has financed hotel acquisitions through advances on the Credit Facility and issuances of equity securities. The Company intends to finance future acquisitions of hotel properties, hotel renovations and non-recurring capital improvements principally through the Credit Facility, proceeds from the disposition of non-core hotel assets and, when market conditions warrant, by issuing additional equity or debt securities. There can be no assurance that the Company will have access to capital on favorable terms. If the Company's access to capital is restricted, its ability to acquire additional hotel properties may be adversely affected. A decline in the Company's acquisition pace relative to historical periods may result in a decline in earnings growth.

YEAR 2000 ISSUE

        The term "Year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed by the respective manufacturers without consideration of the upcoming change in the century. Many computer systems recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. If not corrected, computer systems may fail or create erroneous results causing disruptions of operations.

        The Company's in-house computer systems environment is limited to software and hardware developed by third parties. All of the Company's computer systems, consisting of financial reporting and accounting systems only, were installed in the last two years and management believes such systems are Year 2000 compliant. However, the Company's business is heavily dependent upon the efforts of the Lessee and third parties with whom the Lessee conducts significant business. As such, the Company, in concert with the Lessee, has developed and adopted a Year 2000 Compliance Program (the "Compliance Program") to mitigate and minimize the number and seriousness of any disruptions that may occur with respect to the Year 2000 compliance of computerized systems utilized and relied upon by the Company and the Lessee. These computerized systems include information and non-information technology systems and applications, as well as, financial and operational reporting systems.

State of Year 2000 Readiness:

        The Compliance Program consists of four phases:

        o Development of an action plan;
        o Inventorying of property systems;
        o Collation and evaluation of property inventories; and
        o Implementation and testing of upgrade solutions.

        To date, the Company has developed an action plan. This plan calls for, among other things, a dedicated team to be assembled to address the Year 2000 issue, establishing the scope of the inventorying of hotel systems, identification of potential business risks and exposure associated with third parties, primarily vendors and service providers, and prioritizing system remediation and upgrades. Execution of the action plan has been segregated into two separate phases: hotel and Lessee systems and third-party systems.

        Hotel and Lessee Systems. The Lessee has completed a preliminary assessment of computer systems operated and maintained by the Lessee and the hotels. These systems include information technology and other computer systems (such as automated time clocks, point-of-sale, non-information technology systems, including embedded systems that operate security systems, phone systems, energy management systems and other systems). Based on the results of this preliminary assessment, the Lessee has prioritized the systems that may require remediation or upgrades and has set the scope for inventorying hotel systems. Additionally, the Lessee is currently evaluating proposals from independent third parties to perform an inventory and assessment of all of its computerized systems and applications. This inventory and assessment will determine the resources needed, necessary remediation or upgrades, remediation plan and the time frame to become Year 2000 compliant. The Lessee expects this inventorying phase to be completed in the first quarter of 1999.

        Additionally, the Lessee expects implementation and testing of system remediation and upgrades to be completed during 1999.

        Third-Party Systems. The Lessee is also surveying its vendors and service providers that are critical to the Lessee's business to determine whether they are Year 2000 compliant. The Lessee expects that these surveys will be completed in the first quarter of 1999, but cannot guarantee that all vendors or service providers will comply with the survey, and therefore the Lessee may not be able to determine Year 2000 compliance of those vendors or service providers. By the end of the first quarter of 1999, the Lessee will determine the extent to which the Lessee will be able to replace those vendors not in compliance. There may be instances in which the Lessee will have no alternative but to remain with non-compliant vendors or service providers. The costs of the Compliance Program and the date on which the Lessee believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Cost of Addressing Year 2000 Issues:

        The Company estimates that total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $1.0 million, although there can be no assurance that actual costs will not exceed this amount. As of September 30, 1998, the cost to the Company for addressing the Year 2000 issue consists primarily of services provided by existing Company and Lessee personnel. The Company anticipates expending $250,000 during the fourth quarter of 1998, with the balance of the $1.0 million expended in 1999.

Risks Presented by Year 2000 Issues:

        There can be no assurances that the Company's Compliance Program or Year 2000 remediation by third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, the Lessee, its business and its financial condition. The Company cannot predict the actual effects of the Year 2000 issue on its business, such effects depend on numerous uncertainties such as: (i) whether significant third parties have properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. The Company is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 issue and the Company's dependence on third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company. The Compliance Program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and management believes that the possibility of significant interruptions of normal operations should be reduced.

Contingency Plan:

        The Company is in the process of developing its contingency plan for the systems operated and maintained by the Lessee and the hotels to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in 1999.

Funds From Operations ("FFO")

        Management believes that FFO is a useful measure of financial performance of an equity REIT, such as the Company. FFO (as defined)(1) for the three and nine months ended September 30, 1998 grew by 89.9% and 126.4%, respectively, over the corresponding periods of 1997.

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                              -------------------------------      -------------------------------
                                                  1998              1997(2)           1998               1997(2)
                                              ------------       ------------      ------------       ------------
    Net Income                                $  4,585,000       $  5,569,000      $ 17,456,000       $ 12,140,000
    Less dividends on preferred shares            (498,000)                --        (1,477,000)                --
                                              ------------       ------------      ------------       ------------
    Income available to common
      shareholders                               4,087,000          5,569,000        15,979,000         12,140,000
    Add back:
      Real estate related depreciation
         and amortization                        9,326,000          3,043,000        26,238,000          7,530,000
      Losses on dispositions of hotel
         properties                              3,574,000                 --         3,574,000                 --
      Minority interest                            232,000            720,000           907,000          1,612,000
      Dividends on preferred shares                498,000                 --         1,477,000                 --
                                              ------------       ------------      ------------       ------------
    FFO assuming conversion of preferred
      shares                                  $ 17,717,000       $  9,332,000      $ 48,175,000       $ 21,282,000
                                              ============       ============      ============       ============

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


The Lessee

        For a discussion of the Lessee's revenue operations and a comparison of the three and nine months ended September 30, 1998 to 1997, see "Results of Operations" of the Company. Additionally, for the three and nine months ended September 30, 1998, the Lessee reported net income of $251,000 and a net loss of $1.7 million, respectively

        From inception, the Lessee has incurred cumulative losses of $7.7 million. Net loss of $1.7 million for the nine months ended September 30, 1998 was substantially due to the combined effects on the Lessee of (i) the effect of renovating the Lessor's hotels, and (ii) the transition to new management at recently acquired hotels.


        Typically, the Company's renovations and redevelopments of acquired hotels are extensive, involving refurbishing exteriors, renovations to restaurants and lobbies and extensive renovations to guest rooms, including guest bath, furniture and soft goods. The Company typically expends 10% to 30% of the purchase price on renovations which typically take approximately three to six months to complete. During the renovations, the Lessee's revenues are significantly reduced. In addition, there is typically a ramp up period of approximately one to three months before the renovated hotels produce positive cash flow for the Lessee. Management of the Company and the Lessee believe that the renovation related losses represent costs that have a reasonable assurance of future economic benefit that will be derived from significantly improved operating performance of the renovated and redeveloped hotels.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                                  RISK FACTORS

DISTRIBUTION OF SUBSTANTIALLY ALL CASH AVAILABLE FOR DISTRIBUTION

        Our hotels generate cash flow in the form of rent we receive from Sunstone Hotel Properties, Inc. (the "Lessee"), the entity that leases and operates our hotels. The Lessee's rent is tied to hotel operating performance and consists of base rent and rent that is a percentage of certain hotel revenues. In addition, we also have cash available from a bank line of credit with a maximum availability of $350 million with the actual availability based on our assets and financial performance. We also have been able to raise cash by issuing equity securities in the public markets. We use these three sources of cash -- cash from hotel operations, from borrowings and from sales of stock
-- to fund our acquisition of hotels, renovation of hotels, recurring capital expenditures, operating expenses and the payment of dividends to our shareholders. Because of the recent conditions in the capital markets, it is currently difficult for many companies, especially Real Estate Investment Trusts ("REITS"), to raise capital by issuing debt or equity securities. Therefore, we are more dependent on our cash flows from hotel operations and from our line of credit to fund our obligations. If our operating cash flows decreased or our availability under the line of credit were reduced, it may be necessary for us to reduce future acquisitions, defer or reduce the scope of renovations or capital expenditures, sell assets (including hotels) or to reduce our dividends paid to shareholders.

TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

        Because of our status as a REIT, we are prohibited from operating hotels and must lease them to the Lessee. Our ability to pay dividends to our shareholders depends on our Lessee's ability to generate sufficient revenue to pay percentage rent required under the leases. We chose the Lessee because Messrs. Alter and Biederman, who own the Lessee, were involved in the management of certain hotels contributed as part of our initial public offering ("IPO") in 1995, and are motivated to maximize percentage rent paid under the leases through their financial and ownership interests in us.

        The Lessee has incurred operating losses since its inception and has an accumulated deficit of $7.7 million as of September 30, 1998. According to the Lessee, the losses are due to several factors including:

        o       the substantial number of renovations we undertook adversely affected occupancy rates and revenues at the hotels;
        o       renovations caused greater revenue losses than expected; and
        o       poorer performance at certain hotels than expected.

        The Lessee has informed us that it expects to generate adequate cash flow to meet its obligations under the leases and to operate the hotels during 1998 and thereafter. This is due in part to the fact that, since April 1, 1998, the Management Company has abated management fees it collects from the Lessee, and anticipates continuing to do so up to a maximum total of $3.5 million. There can be no assurance, however, that the Lessee will generate adequate operating cash flows to meet its obligations. Other than its cash flow generated by operating the hotels, the Lessee has no financial resources or other assets to pay its operating obligations or its rent under the percentage leases. Messrs. Alter and Biederman have pledged 481,955 Units to secure the Lessee's obligations under the Percentage Leases. However, if the Lessee defaults under the Percentage Leases, the value of these Units and other assets of the Lessee will likely be insufficient to satisfy our claims against the Lessee.

RISKS RELATED TO DEVELOPMENT AND RENOVATION OF HOTELS

        Subject to obtaining adequate capital resources, we intend to continue our growth strategy of acquiring hotels needing substantial renovation or redevelopment. This strategy creates significant risks including the following:

        o We may incur significant cost renovation and construction overruns and time delays due to:

                -- labor shortages;
                -- changes in the scope of a project;
                -- requirements imposed by local building inspectors;
                -- discovery of defects in the building once renovation has begun; and
                -- compliance with the Americans with Disabilities Act of 1990, which may require expensive modifications to existing hotels to bring them into compliance.

        o We may purchase a hotel or contract to acquire a hotel (after a third party completes construction) when market conditions are favorable but then face deteriorated local demand for hotel rooms when the hotel is available for occupancy resulting in revenues that are less than projected;

        o We may complete our renovation after significant delays reducing the amount of revenues expected to be received during the delay period; and

        o We may spend more than budgeted for a renovation project reducing our anticipated return on the investment.

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND CERTAIN OFFICERS AND DIRECTORS

        The relationship among Mr. Alter and Mr. Biederman, us, the Lessee and the Management Company create several inherent conflicts of interest that may result in decisions being made by our management that are not in the best interests of our shareholders. The most significant conflicts of interest include the following:

        o As the owners of the Lessee, Mr. Alter and Mr. Biederman will benefit from any profits the Lessee may generate from the operation of the hotels and retain for itself, even though under the Unit Purchase Agreement, Messrs. Alter and Biederman have agreed to reinvest the Lessee's profits (net of tax liabilities) in additional units or retain the profits as security for future rent payments.

        o As the owner of the Management Company, Mr. Alter is entitled to the profits of the Management Company, which receives from the Lessee management fees (1% to 2% of gross revenues of the hotels) and reimbursements for certain accounting expenses. Because of the Lessee's current financial condition, the Management Company has agreed to abate payment of management fees and reimbursements, up to a maximum of $3.5 million.

        o The Percentage Leases generally require us to pay a termination fee to the Lessee if we elect to sell a hotel and not replace it with a lease for another hotel. As a result, our decisions about which hotels to sell may be influenced by the conflict of interest of Messrs. Alter and Biederman who, as owners of the Lessee, would benefit from the termination fee.

        o In connection with our IPO, Messrs. Alter and Biederman contributed tax free certain hotels that had a tax basis less than their fair market value. Significant taxable gains that would arise if we were to sell these hotels would be specifically allocated to Messrs. Alter and Biederman. Further, in order to prevent adverse tax consequences to Messrs. Alter and Biederman, we must maintain mortgage debt at certain minimum levels. Because of these conflicts, our decisions concerning whether to sell certain hotels or to incur or repay debt will be influenced by the tax consequences for Messrs. Alter and Biederman.

        o We did not negotiate the percentage leases on an arm's length basis with the Lessee. The base rent, percentage rent and the economic terms of each percentage lease are determined by us and approved by the Lessee based on historical financial data and projected operating and financial data for the hotel. See "Total Dependence on the Lessee and Payments under the Percentage Leases."

RELIANCE ON MR. ALTER AND OTHER KEY PERSONNEL

        Our success depends in large part upon our ability to attract and retain highly qualified personnel. Further, because our sole source of operating revenue is base and percentage rent paid by the Lessee, our success is also dependent on the Lessee's management's ability to effectively operate the hotels. Competition for qualified employees for us and the Lessee is extremely intense and there is no assurance that we or the Lessee can attract and retain qualified employees. In particular, we substantially rely on the hotel and real estate knowledge and experience and continuing services of Mr. Robert Alter, our Chairman, Chief Executive Officer and President. Our inability (or the Lessee's) to attract and retain qualified employees could negatively affect our ability to generate revenues and pay distributions to our shareholders.

INVESTMENT CONCENTRATION IN SINGLE INDUSTRY

        Our investment strategy is to focus exclusively on acquiring and owning hotels. This strategy concentrates all our investment in a single industry and therefore does not diversify our sources of revenues. As a result, a downturn in the hotel industry will have a greater impact on our revenues and funds from operations than if we had a diversified portfolio of properties. In addition, because we have focused on the western United States and in the luxury, upscale and mid-price segments of the hotel industry, economic or other conditions that affect this geographic region or these segments may disproportionately impact us.

FAILURE TO REALIZE BENEFITS OF RECENT ACQUISITIONS

        We have grown rapidly since our IPO. This growth has required us, and, to a greater extent, the Lessee to develop scaleable operating systems, develop construction management procedures and systems and other procedures and systems to operate our multi-state hotel portfolio. If we, or the Lessee, fail to effectively integrate the acquired and renovated hotels into our operating systems, then we will not achieve the expected benefits of the acquisition. The revenues generated by the hotels we acquire are used to pay the debt service on the funds we borrow to fund these acquisitions. If the acquired hotels do not generate sufficient cash flow to fund debt service on the money borrowed to purchase those hotels, we will be required to service the debt with cash flows from other hotels which might adversely affect our cash available for other purposes, including distributions to our shareholders.

FAILURE TO MAINTAIN REIT STATUS

        We intend to operate so as to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As long as we qualify for taxation as a REIT, with certain exceptions, we will not be taxed at the corporate level on its taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including requirements as to the nature of its income and assets, distribution requirements, diversity of stock ownership requirements and record-keeping requirements. We intend to satisfy all of these requirements for treatment as a REIT. It is possible that we may fail to satisfy one or more of these requirements. Failure to qualify as a REIT would render us subject to tax on our income at regular corporate rates and we could not deduct distributions to our shareholders. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property.

        In order for us to be taxed as a REIT, the Partnership must be classified as a partnership for federal income tax purposes. If the Partnership were to be taxable as a corporation, because our ownership interest in the Partnership constitutes more than 10% of the Partnership's voting securities and exceeds 5% of the value of our assets, we would cease to qualify as a REIT. The imposition of corporate income tax on us and the Partnership would substantially reduce the amount of cash available for distribution to our shareholders.

OWNERSHIP LIMITATION

        In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (which includes certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of our stock we would likely lose our REIT status. To protect our REIT qualification, our Articles of Incorporation prohibit direct or indirect ownership of more than 9.8% of the outstanding shares of any class of our stock by any person or group. Generally, the capital stock owned by affiliated owners will be aggregated for purposes of this ownership limitation. Subject to certain exceptions, any stock subject to a purported transfer that would prevent us from continuing to qualify as a REIT will be designated as "Shares-in-Trust" and transferred automatically to a trust effective on the day before the purported transfer of such stock. The record holder of the common or preferred stock that are designated as Shares-in-Trust will be required to submit such number of shares of stock to the trust and the beneficiary of the trust will be one or more charitable organizations that are named by us.

INABILITY TO RETAIN EARNINGS

        In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 95% of our net taxable income (excluding any net capital gain). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income for that year, and (iii) any undistributed taxable income from prior periods. We intend to continue to make distributions to our shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. Differences in timing between taxable income and cash available for distribution to our shareholders due to the seasonality of the hospitality industry could require us to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax.

THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS EXTERNAL GROWTH RATE

        Our growth strategy has been to acquire underperforming and undercapitalized hotels located in strong markets where we believe significant barriers to entry exist. We then seek to improve the hotels' financial performance by renovating, redeveloping, and repositioning the hotels and requiring the Lessee to implement a focused sales and marketing program. The current conditions in the equity and debt capital markets limit our ability to access new capital on favorable terms. Without additional capital to fund acquisitions we will not be able to continue to acquire additional hotels. We anticipate that our acquisition activity will diminish significantly for the remainder of 1998 and likely in 1999. Accordingly, we cannot assure you that our external growth rate will equal or exceed our recent historical external growth rate.

ENVIRONMENTAL RISKS

        Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of or the failure to properly remediate hazardous substances may adversely affect occupancy of a contaminated hotel property, the ability to operate hotels, and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous waste on a property could result in personal injury or similar claims or lawsuits.

        Various laws also impose, on persons who arrange for the disposal or treatment of hazardous or toxic substances, liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. The obligation to pay for these costs or our inability to pay for such costs, could adversely affect our operating costs and the value of our properties.

        Phase I environmental site assessments have been obtained on all of our owned properties. The purpose of Phase I environmental site assessments is to identify potential sources of contamination for which an owner may be responsible and to assess the status of environmental regulatory compliance. None of the environmental site assessments revealed any environmental condition, liability or compliance concern that we believe would have a material adverse affect on our business, assets or results of operations. Nor are we aware of any such condition, liability or concern by any other means. However, it is possible that the environmental site assessments relating to any one of the properties did not reveal all environmental conditions, liabilities or compliance concerns that arose at a property before or after the related review was completed.

REAL ESTATE INVESTMENT RISKS IN GENERAL

        Each of our hotels are subject to a variety of risks associated with real estate ownership. Some of these risks include:

        o       Changes in national and local economic conditions;
        o       Changes in interest rates;
        o       Changes in costs of, or terms of, loans from lenders;
        o       Changes in environmental laws;
        o The ongoing requirement to make capital improvements, repairs or maintenance;
        o       Changes in the tax rates or laws;
        o       The continuing requirement to pay operating expenses;
        o       Changes in governmental requirements or zoning laws;
        o Occurrences beyond the control of an owner, such as natural disasters like earthquakes and weather, civil unrest or so-called "acts of God;"
        o The possibility of unexpected, uninsured or under-insured losses; and
        o Condemnation by a government agency seeking to use a property for a public purpose.

        Risks such as those listed above, and other risks which may occur from time to time, may adversely affect our profit from the property because they cause increased costs, expenses, liabilities, restrictions and operational delays. Such risks may also affect the price we may obtain on a sale of a property or whether the property can be sold at all.

UNINSURED AND UNDER-INSURED LOSSES

        We carry comprehensive policies of insurance for our hotels which include liability for personal injury, property damage, fire and extended coverage. We believe the coverage we carry is typical and customary for owners of hotels such as ours. Even though we carry the insurance referenced above, certain losses may be uninsurable by virtue of the type or amount of loss.

        Losses which result from catastrophes, such as hurricanes, tornadoes, earthquakes, floods or so-called "acts of God," may fall within that category. More than half of our hotels are located in California and the pacific northwest, an area which is subject to a high degree of seismic activity and risk. Although we carry earthquake insurance for our hotels, there is no assurance that such insurance will be available in the future under terms and amounts which are sufficient to provide adequate protection. It also could be possible that the current insurance coverage we carry would not be sufficient to pay the full market value or replacement cost of an affected hotel with a resulting loss of our entire investment. Therefore, a possibility does exist for substantial uninsured or under-insured losses as a result of an earthquake.

        Other factors also affect whether a loss is uninsured or under-insured and may include inflation, changes in law or environmental contamination. Such factors may affect whether insurance proceeds received by us are adequate to restore our entire investment in the property. Factors such as these may also make it impractical to use insurance proceeds to replace or repair our property after it has been damaged or destroyed.

BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE

        Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our shareholders.

OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES

        We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, REIT shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our publicly traded securities.

YEAR 2000 ISSUE

        The term "Year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed by the respective manufacturers without consideration of the upcoming change in the century. Many computer systems recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. If not corrected, computer systems may fail or create erroneous results which could have significant negative operational and financial consequences. We have adopted a Year 2000 Compliance Program (the "Compliance Program") to minimize disruptions to our business which could be caused by computer system error or failure. These computerized systems include information and non-information technology systems and applications, as well as, financial and operational reporting systems. For discussion of the Company's efforts to address the Year 2000 issue and the relate Compliance Program see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issue."

        There can be no assurances that our Compliance Program will be properly and timely completed, and failure to do so could have a material adverse effect our business operations and financial condition. We cannot predict the actual effects of the Year 2000 issue on our business operations and financial condition. The actual effects may be impacted by: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. We are also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 issue and our dependence on third parties, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on us. Our Compliance Program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and we believe that the possibility of significant interruptions of normal operations should be reduced.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES

        One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, the higher market interest rates could cause the market price of our publicly traded securities to go down.

HOTEL INDUSTRY RISKS

        Operating Risks. In addition to the investment risks associated with investing all of our resources in the hotel industry, we face operating risks associated with hotels. These risks include, among others, the following:

        o Competition for customers at our hotels from other hotels, many of which are owned by competitors who have significantly greater financial resources and marketing power and therefore compete with our hotels;
        o The risk of loss of market share in areas in which overbuilding occurs and adversely affects occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR");
        o Erosion of operating margins arising from an increase in operating costs due to inflation or other factors that may exceed increases in REVPAR;
        o Dependence on demand for our accommodations from both business travelers, commercial travelers and tourism, each of which may be affected in different markets by different economic factors;
        o Strikes and other labor disturbances by the Lessee's employees which would seriously disrupt the Lessee's ability to provide services to hotel guests;
        o The deterioration of economic conditions either generally or in particular markets in which our hotels are located causing a reduction in demand for our accommodations.

        The Lessee's operating results at our hotels are directly affected by the factors described above and a significant decrease in operating revenues by the Lessee will adversely affect the Lessee's ability to make payments of rent under the percentage leases. Any reduction in such rent will reduce our cash and could adversely affect our ability to make distributions to our shareholders.

        Seasonality of Hotel Business and Our Hotels. The hotel industry in general is seasonal with certain periods generating greater revenues than others. In particular, our revenues are greater in the second and the third quarters than in the first and the fourth quarters. In addition, winter weather in the markets in which our hotels operate can severely impact the operating results of particular hotels, such as occurred last year in Arizona due to the effects of El Nino. The Lessee's revenues can vary significantly from quarter to quarter. It is possible that the significant fluctuation of revenues in a particular quarter due to weather or other factors could cause us to earn less percentage rent than we had originally anticipated which could have an adverse effect on our ability to make distributions to our shareholders.

        Increased Competition from Overbuilding. The hotel industry has historically experienced cycles of overbuilding in certain geographic markets and product segments. This overbuilding increases competition for hotel guests resulting in lower occupancies and lower ADRs thereby reducing revenues of the hotels effected by the increased competition. While our investment strategy is to acquire underperforming hotels in markets where we believe there are significant barriers to entry, we can give no assurance that the current hotel development activities, particularly in the limited service segment, will not create additional significant competition for our hotels. This increased competition would reduce the revenues generated by the Lessee at the effected hotel, thus reducing percentage rent we receive and therefore potentially adversely effecting our distributions to our shareholders.

        Impact of Increased Operating Costs and Capital Expenditures. Our hotels need to be periodically renovated and furniture, fixtures and equipment replaced in order to remain competitive in their markets and to comply with the terms of franchise agreements under which our hotels are operated. Under our percentage leases, we are obligated to make available to the Lessee for periodic refurbishment of fixture, furniture and equipment an amount equal to four percent (4%) of the room revenues of each hotel. Our ability to fund these and other capital expenditures including periodic replacement of furniture, fixtures and equipment will depend in part on the financial performance of the Lessee and our hotels. If these expenditures exceed our estimates, then the increased costs would adversely effect the cash available for other purposes such as making distributions to our shareholders. Alternatively, if we fail to make these expenditures, we may adversely effect the competitive position of the hotels and have an adverse effect on occupancy rates, ADRs and REVPAR. In certain instances, our failure to make certain capital expenditures may constitute a default under the applicable franchise agreement.

RISKS OF OPERATING UNDER FRANCHISE AGREEMENTS.

        Of our 57 hotels, 54 are or will be operated under franchise agreements with national franchisors. The Lessee is the franchisee and is responsible for complying with the franchise agreement. Under these arrangements, a franchisor provides marketing service and room reservations and certain other operating assistance, but requires the Lessee to pay significant fees as well as maintain the hotel in certain required condition. If the Lessee fails to maintain these required standards or we fail to make required capital expenditures (or to fund the Lessee's expenditures) then there may be a termination of the franchise agreement and possible liability for damages. If the Lessee were to lose a franchise on a particular hotel, it could have a material adverse effect upon the operation, financing or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. In addition, adverse publicity affecting a franchisor could reduce the revenues we receive from the hotels subject to such franchise. Any loss of revenues by the Lessee at a hotel because of loss of the franchise agreement would adversely effect the Lessee's ability to pay rent and could effect our ability to make distributions to our shareholders.

OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

        Our Articles of Incorporation limits consolidated indebtedness to 50% of our investment in hotel properties, at cost on a consolidated basis, after giving effect to our use of proceeds from the indebtedness. As of September 30, 1998 our ratio of debt to total investment in hotels was approximately 41%. The degree of leverage could have important consequences to our shareholders, including, effecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes including the payment of distributions and could make us more vulnerable to a downturn in business or the economy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibit 27 - Financial Data  Schedule

      (b)    Report on Form 8-K:

            (1) Current Report on Form 8-K dated July 30, 1998 with disclosure under Item 5 regarding announcement of the Company's proposed private placement of $150 million Senior Notes Due 2008.

            (2) Current Report on Form 8-K dated July 30, 1998 with disclosure under Item 5 regarding announcement of the Company's proposed public offering of $50 million enhanced Perpetual Income Preferred Securities (SM).

            (3) Current Report on Form 8-K dated July 30, 1998 with disclosure under Item 5 regarding the Company's announcement of its financial results for the quarter ended June 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 13, 1998.

                                         SUNSTONE HOTEL INVESTORS, INC.


                                         By: /s/ Robert A. Alter
                                             ----------------------------------
                                             Robert A. Alter
                                             President, Secretary and
                                             Chairman of the Board of Directors

                                         By: /s/ Kenneth J. Biehl
                                             ----------------------------------
                                             Kenneth J. Biehl
                                             Vice President and
                                             Chief Financial Officer

                                 EXHIBIT NUMBER


Exhibit Number                          Description
--------------                          -----------

      27                           Financial Data Schedule