Form 10-K
period 1998-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1999-03-30
CIK 930600

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                              ___________________
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                               December 31, 1998

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 0-26304

                         SUNSTONE HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
                              ____________________
            Maryland                                       52-1891908
   (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)

                   903 Calle Amanecer, San Clemente, CA 92673
             (Address of Principal Executive Offices)   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (949) 369-4000

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

     Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing sale price on New York Stock Exchange on March 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $289,345,000.

     As of March 5, 1999, there were 37,638,427 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held May 24, 1999.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                     PART I
                                                                        Page
                                                                        ----

ITEMS 1. & 2. BUSINESS AND PROPERTIES...............................      1
ITEM 3.       LEGAL PROCEEDINGS.....................................     26
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...     26

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...................................     27
ITEM 6.       SELECTED FINANCIAL DATA...............................     28
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...................     30
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...........................................     39
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........     39
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...................     39

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....     40
ITEM 11.      EXECUTIVE COMPENSATION................................     40
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT............................................     40
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........     40

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K............................................    41

                                     PART I

Forward-Looking Statements

     When used throughout this Annual Report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the lodging industry, the balance between supply and demand for hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, the availability of capital to finance planned growth, the Year 2000 Issue, and the liquidity of the Lessee, are described but are not limited to those disclosed in this Annual Report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

GENERAL

     Sunstone Hotel Investors, Inc. (the "Company") is a self-administered, equity real estate investment trust ("REIT") that through its 94.7% ownership interest in Sunstone Hotel Investors, LP (the "Operating Partnership") owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Marriott International, Inc., Bass Hotels and Resorts, Hilton Hotels Corporation and Promus Hotel Corporation. As of March 5, 1999, the Company's portfolio consisted of 56 hotels with a total of 10,086 rooms. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 84.5%) with the remainder of the Company's portfolio consisting of mid-price limited service properties.

     The Company's growth strategy is to maximize shareholder value by (i) acquiring underperforming and undercapitalized hotels that are in strong market locations with significant barriers to entry and (ii) improving such hotels' financial performance by renovating, redeveloping, rebranding and repositioning the hotels and through the implementation of focused sales and marketing programs.

     The Company's business strategy is to seek to increase market share at its hotels through an expansion of a strong base of direct sales and marketing with an emphasis on repeat customers. The Company's goal is to increase each hotel's customer base by providing a high level of guest satisfaction, high-quality hotels and quality food and beverage services.

     The Company's business strategy is to increase revenue per available room ("REVPAR") by increasing average daily rate ("ADR") and occupancy. This strategy is typically implemented by replacing certain discontinued group business with higher-rate group and transient business and by selectively increasing room rates. The Company's success with this strategy has been achieved primarily because of (i) the relatively high occupancy rates at certain of its hotels, (ii) the success of a superior marketing strategy implemented at each acquired hotel, and (iii) the effects of repositioning recently acquired hotels as high-quality properties with strong national franchises through the Company's redevelopment and rebranding program.

     The Company invests in one business segment, that of owning, developing and leasing hotel properties primarily in the western United States. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for financial information about the industry segment.

GROWTH STRATEGY

     The Company's principal growth strategy is to maximize shareholder value by increasing cash available for distribution on its Common Stock ("Cash Available for Distribution") per share by:

     . enhancing the operating performance of hotels owned by the Company through renovation, redevelopment, rebranding and repositioning, and through the implementation of focused management and marketing programs;

     . selectively developing new luxury, upscale and mid-price hotels in markets where room demand and other competitive factors justify new construction; and

     . when market conditions are appropriate, acquiring or investing in underperforming and undercapitalized luxury, upscale and mid-price hotels located principally in the western United States that are, or can be renovated, redeveloped and repositioned by branding or rebranding with nationally recognized franchises.

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

External Growth Strategy

     The Company's external growth strategy is to (i) acquire underperforming luxury, upscale and mid-price hotels located principally in the western United States that are, or can be renovated or redeveloped and repositioned by branding or rebranding the hotels with nationally recognized franchises, with an increasing emphasis on multiple-property acquisitions; (ii) selectively develop new luxury, upscale and mid-price hotels in markets where room demand and other competitive factors justify new construction; and (iii) dispose of non-core hotel assets that are inconsistent with the Company's external growth strategy.

     Acquisitions. When market conditions are appropriate, the Company intends to acquire hotels located principally in the western United States which meet one or more of the following criteria: (i) underperforming hotels which have the potential for improved performance through the implementation of quality management and marketing programs, and/or association with a national franchisor; (ii) hotels in a deteriorated physical condition that would benefit significantly from renovation or redevelopment; (iii) hotels in attractive locations that would benefit significantly by changing franchises to nationally recognized franchise brands that have a greater potential to produce significant REVPAR growth such as Marriott, Courtyard by Marriott, Residence Inn by Marriott, Holiday Inn Select, Holiday Inn Hotel & Suites and Hilton; (iv) hotels owned by franchisees who are unable or unwilling to meet capital improvement requirements of the franchisor; (v) hotels in markets with favorable room supply and demand fundamentals; and (vi) hotels in markets where there are significant barriers to entry, such as limited opportunities to change existing franchises at competitive hotels, scarcity of suitable hotel sites or zoning restrictions.

     Multiple Property Acquisitions. The Company's ability to close multiple-property acquisitions is dependent upon access to public equity, increased availability under the Company's unsecured revolving line of credit facility (the "Credit Facility") and other sources of equity and debt. In the past, the Company has successfully accessed the public equity markets on six different occasions and raised over $407.9 million. Additionally, the Company has increased the commitment under the Credit Facility from $30.0 million at the time of the Company's initial public offering ("IPO") on August 15, 1995, to $350.0 million. Furthermore, rather than paying cash, the Company also has the flexibility of issuing its common stock, preferred stock or units in the Operating Partnership ("Units") to acquire hotels, which under certain circumstances allows the sellers to defer tax liability which would otherwise arise upon a sale for cash. There can be no assurances that the Company will continue to have access to sources of equity and debt. The Company has significant knowledge of a variety of markets and the ability to quickly identify strategic acquisition opportunities.

     Integration of Kahler. On October 15, 1997, the Company completed the acquisition of all the outstanding capital stock of Kahler Realty Corporation ("Kahler") from Westbrook Real Estate Fund I, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. (collectively, "Westbrook"). Concurrently, the Company acquired the third-party ownership interests in three hotels that were previously partially owned by Kahler: the 220-room University Park Hotel in Salt Lake City, Utah (76% third-party ownership interest), and the 114-room Residence Inn and 333-room Provo Park Hotel in Provo, Utah (each a 50% third-party ownership interest). The aggregate purchase price of these acquisitions (the "Kahler Acquisition") was $372.3 million and was funded with the net proceeds from the Company's public offering in October 1997, the assumption of Kahler debt, the issuance of common and preferred stock to Westbrook and with borrowings from its then $200.0 million unsecured revolving line of credit.

     The Kahler portfolio purchased by the Company consisted of 17 hotels with 4,255 rooms (the "Kahler Hotels"), principally in two markets, the Mountain region states of Utah, Idaho, Montana and Arizona (11 hotels) and Rochester, Minnesota (four hotels). The largest number of rooms owned by Kahler were concentrated in Rochester, Minnesota, with four hotels and 1,329 rooms, three of which are connected by an underground walkway to the internationally renowned Mayo Clinic, and in the Salt Lake City area of Utah, with six hotels and 1,509 rooms. Originally, nine of the hotels were operated independently, with the balance operated under Sheraton, Hilton, Holiday Inn, Residence Inn and other national franchises.

     From the date of the Kahler Acquisition through 1998, the Company executed an extensive renovation program that included branding four of the previously independently operated hotels as full-service Marriott hotels and significant improvements to the two hotels operated under the Hilton and Sheraton franchises. The Company anticipates completing the renovation program for the Kahler Hotels during 1999 with one additional hotel branded as a full-service Marriott hotel and significant improvements made to two of the hotels connected to the Mayo Clinic which will continue to operate under the Kahler name.

     During 1998, the Company sold six of the Kahler Hotels because the location and size of these hotels were inconsistent with the Company's strategy of renovating and rebranding luxury, upscale and mid-price hotels in large metropolitan areas, as well as downtown and airport hotel markets. The six hotels sold with a total of 1,122 rooms, included the Boise Park Suite Hotel in Boise, Idaho; the Pocatello Park Quality Inn in Pocatello, Idaho; the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho; the Best Western Colonial Inn in Helena, Montana; the Lakeview Resort and Conference Center in Morgantown, West Virginia and the Green Oaks Park Hotel in Fort Worth, Texas.

     The Kahler Acquisition was consistent with the Company's growth strategy of acquiring hotels with upside potential within the Pacific and Mountain regions of the western United States. The Company believes that the Kahler acquisition was attractive because the Kahler Hotel portfolio (i) contained primarily underperforming full service hotels with significant opportunities for renovation, redevelopment, rebranding and repositioning, (ii) included the largest number of rooms under common management in Rochester, Minnesota, and a significant concentration of hotel rooms in the Salt Lake City area of Utah, which the Company believes will enable it to be a leader in pricing and to achieve economies of scale in its operations, and (iii) included the Rochester, Minnesota hotels that service the Mayo Clinic.

     Acquisitions and Investments. The following table sets forth certain information related to the Company's hotel acquisition and investment activity since January 1, 1997:

                                                                                                Acquisition
 Acquisition                                                                      Number of         Cost
    Date                       Brand                         Location               Rooms      (in Millions)
-------------      ----------------------------     --------------------------    ---------    -------------
1997
  January          Holiday Inn                      San Diego, California                218          $  9.0
  January          Courtyard by Marriott            Cypress, California                  180            12.0
  March            Hawthorn Suites                  Kent, Washington                     152            13.6
  March            Holiday Inn Select               La Mirada, California                289            18.0
  May              Hawthorn Suites                  Sacramento, California               301            16.8
  June             Holiday Inn Hotel & Suites       San Diego, California                151            11.8
  July             Best Western                     Lynnwood, Washington                 103             7.4
  August           Holiday Inn Mission Valley       San Diego, California                174             9.1
  August           Hawthorn Suites                  Anaheim, California                  130             8.7
  August           Courtyard by Marriott            Los Angeles, California              178            12.6
  October          Kahler Hotels (1)(2)(3)          Midwest and Mountain
                                                     Regions of the United States      3,133           322.2
  December         Residence Inn                    Sacramento, California               126            13.0
  December         Residence Inn                    San Diego, California                144            17.5
                                                                                  ----------   -------------
                                                                                       5,279           471.7
                                                                                  ----------   -------------
1998
  January          Ramada                           San Diego, California                124          $ 11.5
  January          Residence Inn                    Santa Clarita, California             90            11.3
  January          Fairfield Inn                    Santa Clarita, California             66             5.2
  February         Hilton Hotel                     Carson, California                   221            12.5
  April            Radisson (1)                     Oxnard, California                   160             9.3
  April            Hampton Inn                      Santa Clarita, California            130             8.7
  May              Marriott                         Napa, California                     192            21.4
  May              Holiday Inn (1)                  Santa Clara, California              168            20.3
  August           Marriott                         Pueblo, Colorado                     164            12.0
  September        Marriott (1)                     Santa Monica, California             168            22.0
                                                                                  ----------   -------------
                                                                                       1,483           134.2
                                                                                  ----------   -------------
Total                                                                                  6,762          $605.9
                                                                                  ==========   =============

-----------
(1) In cases where the Company has obtained approval of a new franchise license, subject to completion of certain renovations or improvements, the franchise brand indicated represents the approved new franchise brand.
(2) Of the eleven Kahler Hotels currently owned by the Company, six are subject to Marriott franchise licenses, one is subject to a Hilton franchise license, one is subject to a Holiday Inn franchise license, one is subject to a Sheraton franchise license with the two remaining operated independently.
(3) Excludes the six Kahler Hotels, with a total of 1,122 rooms and an aggregate acquisition cost of $50.1 million, which were sold during 1998.

Selective Development of Additional Hotels

    The Company may also selectively develop new luxury, upscale and mid-price hotels which will operate under national franchises in markets where the Company believes room demand and other competitive factors justify new construction.
The Company may develop hotels itself or may contract with unaffiliated developers who will build hotels and then sell them to the Company upon completion on pre-agreed terms. Such arrangements with developers will enable the Company to minimize risks associated with development.

     The following table shows the Company's completed and in process developments:

                                                                                 Completed/
                                                                                  Expected
                                                               Number of         Completion
             Hotel                        Location               Rooms              Date
-------------------------------    ----------------------     -----------      --------------
Residence Inn by Marriott           Highlands Ranch, CO           78                1996
Residence Inn (Room Addition)       Highlands Ranch, CO           39                1997
Marriott                            Pueblo, CO                   164                1998
Residence Inn by Marriott           San Diego, CA                120                1999
Courtyard by Marriott               Lynnwood, WA                 141                1999
Hilton Garden Inn                   Sacramento, CA               153                1999

Disposition of Non-Core Hotel Assets

     The Company intends to dispose of hotels from time to time to redeploy its capital to acquire hotels that fit more strategically with its growth strategy. During 1998, the Company sold six hotels that were included in the October 1997 17-hotel Kahler Acquisition. The size and locations of these hotels were inconsistent with the Company's external growth strategy. Additionally, on February 2, 1999, the Company sold the 129-room limited service Hampton Inn located in Arcadia, California for $8.5 million. The Company continues to consider certain non-core hotel assets for disposition.

Internal Growth Strategy

     The Company's internal growth strategy is to enhance the operating performance of hotels owned and acquired by the Company by (i) selectively renovating and redeveloping the hotels, and when advantageous rebranding them under national franchises, (ii) improving the marketing and management of the hotels, (iii) the Lessee subleasing restaurants in the hotels to national or regional restaurant companies, and (iv) selectively expanding the number of rooms at certain hotels where market conditions justify such expansion.

Redevelopment and Renovation

     In conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, branding and repositioning, the Company's principal internal growth strategy is to redevelop or extensively renovate such hotels and brand them with a national franchise that the Company believes will generate higher REVPAR than that currently being generated. In addition to the redevelopment strategy, the Company periodically renovates its hotels, not only to satisfy requirements of the franchise agreements, but also to maintain or increase its market share. The Company has and intends, to the extent practicable, to continue to keep hotels operational while conducting renovation and redevelopment work.

     During 1998, the Company expended $68.2 million redeveloping and renovating 20 hotels. During 1997, the Company expended $48.8 million redeveloping and renovating 19 hotels. During 1999, the Company estimates it will expend approximately $34.0 million redeveloping and renovating seven of its recently acquired hotels, as well as, completing the renovation and redevelopment of certain hotels which were under renovation during the fourth quarter of 1998. The actual cost of redevelopment and renovation may exceed budgeted amounts for the reasons described under "Risk Factors - Risks Related To Development And Renovation Of Hotels."

     Scope of Renovation and Redevelopment. For those hotels whose franchise affiliation will not be changed, the Company typically makes renovations after acquisition not only to satisfy the existing franchisor's capital improvement plan, but more importantly to ensure a high level of guest satisfaction and consequently, increase market share and revenue. The Company also performs periodic routine maintenance to all of its hotels in order to keep them competitive.

     Renovations typically consist of many of the following activities:

               Guest Rooms                                   Public Areas                              Exterior
--------------------------------------------       --------------------------------------       ------------------------------

 .  selectively replacing bedspreads,               .  replacing drapes and valances            .  repainting
   linens, drapes and valances                     .  refinishing and selectively              .  seal coating parking lot
 .  refinishing and selectively replacing              replacing furniture                      .  adding light
   furniture and televisions, and adding           .  replacing wallpaper and vinyl
   telephones with data ports and                     wallcovering
   voicemail, clock radios, coffeemakers,          .  repainting
   irons and ironing boards                        .  recarpeting
 .  replacing wallpaper and vinyl
   wallcovering
 .  repainting
 .  recarpeting

     Redevelopments are expanded in scope and typically include many of the following activities:

               Guest Rooms                                   Public Areas                              Exterior
--------------------------------------------       ----------------------------------       ------------------------------
 .  replacing all bedspreads, linens,               .  replacing drapes and valances         .  repainting
   drapes and valances                             .  replacing wallpaper and vinyl         .  installing new window
 .  replacing all furniture                            wallcovering                             treatments and grill work
 .  replacing televisions, adding                   .  repainting                            .  modifying the facade
   telephones with data ports and                  .  recarpeting                           .  constructing
   voicemail, clock radios, coffeemakers,          .  redecorating                             port-cochere
   irons and ironing boards                        .  replacing furniture                   .  repaving or seal
 .  replacing wallpaper and vinyl                   .  rebuilding reception area                coating parking lot
   wallcovering                                    .  redesigning lobby for improved        .  adding lighting
 .  repainting                                         traffic flow                          .  re-roofing
 .  recarpeting                                     .  remodeling restaurant to
 .  remodeling guestrooms, including                   standards of regional or national
   changing room layout and modifying                 restaurant operator
   closets                                         .  installing fire safety
 .  remodeling guest bathrooms with new                equipment, including sprinklers
   countertops, tile floors, plumbing                 and smoke detectors
   fixtures, lights and valances
 .  installing fire safety equipment,
   including sprinklers and smoke detectors


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

          Completed, Pending and Planned Renovation and Redevelopment

                                                                         Public Areas           Guest Rooms
                                                                   ------------------------ ---------------------
                                                                                     Add/
                                              Expected   Replace/                   Upgrade                           Prior
                                               to be     Refurbish                  Meeting Soft            Guest     Franchise
                                 Completed   Completed   Exterior  Restaurant Lobby  Space  Goods Furniture Bath    Affiliation
                                 ---------   ---------   --------- ---------- ----- ------- ----- --------- -----   -----------
Marriott
 Ogden, Utah..................   July 1998                             x        x            x        x       x       Best Western
 Park City, Utah..............               June 1999       x         x        x            x        x       x        Independent
 Provo, Utah..................   April 1998                  x                  x            x        x       x        Independent
 Pueblo, Colorado.............   August                                         NEWLY CONSTRUCTED
                                 1998
 Rochester, Minnesota.........   March 1998                            x        x            x        x       x          Kahler
 Salt Lake City, Utah  `         May 1998                                                    x        x       x        Independent
 Santa Monica, California (1).               April 2000       x        x        x      x     x        x       x        Independent
Courtyard by Marriott:
 Cypress, California..........   June 1997                    x        x        x      x     x        x       x       Ramada Hotel
 Fresno, California...........   February                     x        x        x      x     x        x       x        Hampton Inn
                                 1994
 Los Angeles, California......   June 1998                    x                 x      x     x        x       x
 Riverside, California........               April 1999       x        x        x      x     x        x       x        Days Inn
 Santa Fe, New Mexico (1).....               March 1999       x        x        x      x     x        x       x     Doubletree Hotel

Residence Inn by Marriott:
 Highlands Ranch, Colorado....   September                                      NEWLY CONSTRUCTED
                                 1996
 Oxnard, California...........   May 1997                     x        x        x      x     x        x       x     Radisson Suites
 Sacramento, California.......   December                     x                 x      x     x        x       x
                                 1998
 San Diego, California........   March 1999                   x                 x      x     x        x       x
Hilton
 Carson, California...........               March 1999       x        x        x      x     x        x       x
 Salt Lake City, Utah.........   August                       x        x        x      x     x        x       x
                                 1998
Sheraton
 Chandler, Arizona............   December                                       x      x     x
                                 1998
Holiday Inn Select:
 La Mirada, California........   August                       x        x        x      x     x        x       x         Holiday Inn
                                 1998
 Renton (Seattle), Washington.   July 1997                    x        x        x      x     x        x       x         Holiday Inn
Holiday Inn Hotel & Suites:
 Craig, Colorado..............               March 1999                         x            x        x       x
 Kent (Seattle), Washington...   October                      x                 x      x     x        x       x         Cypress Inn
                                 1996
 Mesa, Arizona................   November                     x        x        x      x     x        x       x         Holiday Inn
                                 1997
 Price, Utah..................   June 1997                    x        x        x      x     x        x       x           Days Inn
 San Diego (Old Town),           January                      x        x        x      x     x        x                Ramada Hotel
  California..................   1998
Holiday Inn:
 Flagstaff, Arizona...........   July 1997                                      x            x        x       x
 Provo, Utah..................   June                                  x        x      x     x        x       x
                                 1994/
                                 June 1997                    x
 Rochester, Minnesota.........               March 1999       x                 x            x        x       x
 San Diego (Harbor),             July 1997                    x        x        x            x                x
  California..................
 San Diego (Mission Valley),     February                     x        x        x      x     x        x       x
  California..................   1998
 Santa Clara, California (1)..               May 1999         x                 x      x     x        x       x          Days Inn
 Steamboat Springs, Colorado..   June 1996                    x        x        x            x                x        Best Western

Holiday Inn Express:
 Portland, Oregon.............   October                      x                 x      x     x        x       x        Cypress Inn
                                 1996
 Poulsbo, Washington..........   September                    x                 x            x        x       x        Cypress Inn
                                 1996

                                                                         Public Areas            Guest Rooms
                                                                   ------------------------ ---------------------
                                                                                     Add/
                                              Expected   Replace/                   Upgrade                           Prior
                                               to be     Refurbish                  Meeting Soft            Guest     Franchise
                                 Completed   Completed   Exterior  Restaurant Lobby  Space  Goods Furniture Bath    Affiliation
                                 ---------   ---------   --------- ---------- ----- ------- ----- --------- -----   -----------
Hampton Inn:
 Clackamas (Portland), Oregon.   October                      x                 x      x     x        x       x      Cypress Inn
                                 1996
 Denver, Colorado.............   June 1996                                      x            x        x
 Mesa, Arizona................   October                                        x            x        x
                                 1997
 Oakland, California..........   July 1996                    x                 x      x     x                x
 Pueblo, Colorado.............   February                     x                 x      x     x        x       x
                                 1997
 Santa Clarita, California....   February                     x                 x      x     x        x       x
                                 1999
 Silverthorne, Colorado.......   June 1996/                   x        x               x     x
                                 June 1997
 Tucson, Arizona..............   October                                        x      x     x        x       x
                                 1997

Hawthorn Suites:
 Anaheim, California..........               March 1999       x                              x                       Independent
 Kent, Washington.............   September                                                            x       x      Independent
                                 1998
 Sacramento, California.......   November                     x        x        x      x     x        x       x      Independent
                                 1998
Radisson:
 Oxnard, California (1).......               April 1999       x        x        x      x     x        x       x        Hilton
Best Western:
 Lynnwood, Washington.........   September                    x        x        x      x     x        x       x
                                 1998
Comfort Suites:
 South San Francisco,            June 1997                    x                 x            x        x       x
  California..................
Ramada Limited:
 San Diego, California........               February         x                 x      x     x                x       Independent
                                             1999
Independent
 Kahler Inn & Suites -
  Rochester, Minnesota........               May 1999         x        x        x      x     x        x       x
 The Kahler Hotel -
  Rochester, Minnesota........               March 1999       x        x        x      x     x        x       x

__________
(1) In cases where the Company has obtained approval of a new franchise license, subject to completion of certain renovations or improvements, the franchise brand indicated represents the approved new franchise brand.

     Franchise Rebranding. The Company believes that franchise affiliations can provide substantial advantages to certain hotels. Such advantages include brand recognition, access to national reservation systems, national direct sales efforts and national volume purchasing agreements, frequent stayer programs and technical and business assistance. The use of multiple franchise systems provides the Company with further diversification, less dependence on one brand and less vulnerability to new requirements of any individual franchise affiliation. The Company expects to focus its franchise affiliations on nationally recognized luxury and upscale hotel chains. During 1998, the Company rebranded and upgraded nine hotels with new and existing franchises.

     Franchise Awards. During 1998, the Company branded four Kahler Hotels as full-service Marriotts. In recognition of such achievements, the Company was named Developer of the Year by Marriott Hotels, Resorts and Suites at Marriott's 1998 National Franchise Conference. During 1999, the Company anticipates adding a Residence Inn, a Courtyard by Marriott and two additional full-service Marriott hotels to its portfolio. The two full-service Marriotts will be located in Santa Monica, California and Park City, Utah.

     In September 1998, at the annual Bass Hotels Worldwide Conference the Company demonstrated its leadership in quality and service excellence in the Holiday Inn brand segment by winning seven awards for hotels acquired and renovated in 1997. The hotels and their respective awards are as follows:

        Hotel                      Location                Award
-----------------------    ---------------------   ------------------------
Holiday Inn Express        Poulsbo, Washington     Quality Excellence Award
Holiday Inn Select         Renton, Washington      Modernization Award
Holiday Inn Harbor View    San Diego, California   Modernization Award
Holiday Inn & Suites       Mesa, Arizona           Modernization Award
Holiday Inn & Suites       San Diego, California   Newcomer of the Year
Holiday Inn & Suites       Price, Utah             Newcomer of the Year
Holiday Inn                Provo, Utah             Torchbearer Award

     The following table summarizes certain information with respect to the franchise affiliations of the hotels.

                             Franchise Affiliations

                                                                            Number                    Percentage
                       Franchise Affiliations                              of Hotels    Rooms          of Rooms
                       ----------------------                              ---------    -----         ----------
Marriott............................................................         20         3,520             34.9%
Holiday Inn.........................................................         16         2,534             25.1
Hampton Inn.........................................................          8         1,064             10.6
Kahler..............................................................          2           965              9.6
Hawthorn Suites.....................................................          3           583              5.8
Hilton..............................................................          2           572              5.7
Sheraton............................................................          1           295              2.9
Comfort Suites......................................................          1           166              1.6
Radisson (1)........................................................          1           160              1.6
Ramada..............................................................          1           124              1.2
Best Western........................................................          1           103              1.0
                                                                             --        ------            -----
  Total.............................................................         56        10,086            100.0%
                                                                             ==        ======            =====

___________
(1) Includes Oxnard, California hotel which will be rebranded as a Radisson upon completion of renovation and improvements which are expected to be completed in the second quarter of 1999.

     The typical term of a franchise agreement is 20 years for newly developed and constructed hotels and ten years for conversions of existing hotels. The Company believes that the loss of any one of its franchise agreements would not have a material adverse effect on the Company.

Repositioning - Combining Renovations, Redevelopments and Rebranding with Comprehensive Marketing and Management Strategies

     The hotels acquired by the Company often lack adequate management and marketing programs. The operator of the hotels, Sunstone Hotel Properties, Inc., (the "Lessee") implements a full complement of management and marketing programs at each acquired hotel designed to maximize sales and operational efficiency. The Company believes that these management and marketing activities contribute to the growth in REVPAR for the Company's acquired hotels.

     The Lessee also has developed a sales program to direct and manage the sales activities of personnel located at each hotel and a program to ensure that sales staff are properly trained and that staffing levels are adequate. As part of the required reporting process, the sales staff at each hotel must contact every business within a five-mile radius to evaluate possible hotel demand and revenue potential. The Lessee is also obligated to have a sales manager at each hotel, as reasonably required by the Company, to coordinate, direct and manage the sales activities of personnel located at that hotel in order to maximize revenue.

     The combined efforts to reposition each of the Company's hotels have resulted in same-unit-sales, year-over-year revenue increases. The following table summarizes average occupancy, ADR and REVPAR on a same-unit-sales basis for the hotels during periods of stabilized operations (pre- and post-renovation) during the years ended December 31, 1998, 1997 and 1996:

                         For the Years Ended                  For the Years Ended                  For the Years Ended
                            December 31,                          December 31,                         December 31,
                   ------------------------------     --------------------------------     --------------------------------

                       1998             1997 (1)          1997             1996 (1)            1996             1995 (1)
                   -----------     --------------     -------------     --------------     -------------     --------------

Number of hotels            57              57                53                 53                24                 24
Number of rooms         10,215          10,215             9,854              9,854             3,389              3,389
Occupancy rate           70.1%           70.9%             67.9%              63.9%             66.7%              66.2%
ADR                    $ 82.96        $  76.06            $71.46           $  64.35            $62.01           $  57.51
REVPAR                 $ 58.16        $  53.92            $48.51           $  41.10            $41.38           $  38.08
REVPAR % change           7.9%                             18.0%                                 8.7%

________________
(1) The Company did not own certain hotels for the entire period presented.

Expansions


     In certain cases, the Company may expand the number of rooms at a hotel where it believes it can achieve a favorable return on the cost of such expansion, and where occupancy, ADR and other market conditions are otherwise believed to justify such expansion, and where building permits can be obtained. During 1997, the Company completed the 39-room expansion of the Residence Inn Highlands Ranch (Denver), Colorado. During 1999, the Company anticipates completing a 24-room expansion of the Holiday Inn and Suites located in San Diego (Old Town), California.

     In order for the Company to qualify as a REIT under Federal income tax law, neither the Company nor the Operating Partnership can operate hotels. Therefore, the Company leases its hotels to the Lessee pursuant to percentage leases (the "Percentage Leases") with initial terms of ten years, which provide for rent payments based principally on a percentage of room revenues of the hotels. The Lessee is a Colorado corporation owned by Robert A. Alter, Chairman and President of the Company, and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company. Certain management functions for the hotels including all finance and accounting responsibilities are provided by Sunstone Hotel Management, Inc., a Colorado corporation (the "Management Company"), pursuant to a management agreement between the Lessee and the Management Company for a fee equal to 1% to 2% of gross revenues of the hotels plus reimbursement of accounting costs. The Management Company is wholly-owned by Mr. Alter.

Hotel Properties

     Geographically, 48.8% and 38.0% of the Company's portfolio is located in the Pacific and Mountain regions, respectively, which collectively comprise the western United States. The western United States has experienced some of the fastest growth in population in the 1990's and, according to the Bureau of Census, is expected to continue to grow at a faster rate than the national average well into the next century. In addition, between 2000 and 2005 the population in the western United States is projected to grow 7.9% while the population growth in the northeast, Midwest and south is projected to grow 1.1%, 2.1% and 5.3%, respectively.

     While the Company's hotel portfolio is located primarily in the western United States, it is nevertheless diverse. The geographic distribution of the hotels, which are located in eight states, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations that are typical for the hotel industry. The Company also has sought to increase its geographic distribution by focusing on major metropolitan areas. The following table summarizes the Company's presence in each of these eight markets:

                               Location by Region

                             Number of                   Percentage
         Region                Hotels        Rooms        of Rooms
------------------------     ---------       -----       ----------
Pacific (1).............        31            4,925          48.8%
Mountain (2)............        21            3,832          38.0
Minnesota...............         4            1,329          13.2
                                --           ------        ------
Total...................        56           10,086         100.0%
                                ==           ======        ======

----------
(1)  Includes California, Oregon and Washington.
(2)  Includes Arizona, Colorado, New Mexico and Utah.

     The hotels consist of the following price segments:

                                 Price Segment

                                    Number of      Number of       Percentage
             Segment                  Hotels      Suites/Rooms     of Rooms
-------------------------------     ---------     ------------     ----------
Luxury.........................         9             2,751           27.3%
Upscale........................        28             4,762           47.2
Mid-Price......................        19             2,573           25.5
                                       --            ------          -----
Total..........................        56            10,086          100.0%
                                       ==            ======          =====

     The hotels consist of the following service categories:

                                Service Category

                                                                  Number of           Number of            Percentage
                         Category                                  Hotels            Suites/Rooms           of Rooms
----------------------------------------------------------        ---------          ------------          ----------
Full-Service..............................................            34                  7,094                70.3%
Extended-Stay.............................................             9                  1,425                14.1
Limited Service...........................................            13                  1,567                15.6
                                                                      --                 ------              ------
     Total................................................            56                 10,086               100.0%
                                                                      ==                 ======               =====


     The following table sets forth additional information with respect to the Company's hotel portfolio as of March, 5, 1999:

                                                                                                                            Last
                                                              Type of Service/      No. of      Date      Year Opened/    Renovated
                Hotel                       Segment (1)            Product          Rooms     Acquired    Redeveloped        In
                -----                      ------------       ----------------      ------    --------    ------------    ---------
Marriott Hotel:
Ogden, Utah                                   Luxury                Full             288      10/15/97         1982          1998
Park City, Utah (2)                           Luxury                Full             203      10/15/97         1985          1999  *

Provo, Utah                                   Luxury                Full             333      10/15/97         1982          1998
Rochester, Minnesota                          Luxury                Full             194      10/15/97         1991          1998
Salt Lake City, Utah                          Luxury                Full             220      10/15/97         1987          1998
Santa Monica, California (2)                  Luxury                Full             168        9/3/98         1967          2000  *


Hilton:
Salt Lake City, Utah                          Luxury                Full             351      10/15/97         1975          1998

Sheraton:
Chandler, Arizona                             Luxury                Full             295      10/15/97         1987          1999  *


The Kahler Hotel:
Rochester, Minnesota                          Luxury                Full             699      10/15/97       Various         1999  *


Marriott Hotel:
Napa, California                             Upscale                Full             192        5/5/98         1979          1997
Pueblo, Colorado                             Upscale                Full             164       8/11/98         1998          N/A

Courtyard by Marriott:
Cypress, California                          Upscale                Full             180       1/17/97         1990          1997
Fresno, California                           Upscale                Full             116       8/16/95         1989          1994
Los Angeles, California                      Upscale                Full             178       8/28/97         1996          1998
Riverside, California                        Upscale                Full             163        4/1/96         1988          1994
Santa Fe, New Mexico (2)                     Upscale                Full             213       8/16/95         1985          1999  *


Hilton:
Carson, California                           Upscale                Full             221       2/19/98         1989          1998

Holiday Inn:
Craig, Colorado                              Upscale                Full             152       8/16/95         1981          1997
Flagstaff, Arizona                           Upscale                Full             157      10/29/96         1987          1997
La Mirada, California                        Upscale                Full             289       3/31/97         1984          1998
Mesa, Arizona                                Upscale                Full             246      10/29/96         1985          1997
Price, Utah                                  Upscale                Full             151       8/12/96         1984          1997
Provo, Utah                                  Upscale                Full              78       8/16/95         1968          1994
Steamboat Springs, Colorado                  Upscale                Full              82       8/16/95         1971          1996
Renton (Seattle), Washington                 Upscale                Full             226       6/28/96         1968          1997
San Diego, California                        Upscale                Full             218       1/17/97         1968          1997
San Diego, California (Old Town)             Upscale                Full             151       6/11/97         1986          1998

                                                                                                                            Last
                                                              Type of Service/      No. of      Date      Year Opened/    Renovated
                Hotel                       Segment (1)            Product          Rooms     Acquired    Redeveloped        In
----------------------------------         ------------       ----------------      ------    --------    ------------    ---------
Radisson:
Oxnard, California (2)                       Upscale                Full             160        4/9/98         1987          1996

Hawthorn Suites:
Anaheim, California                          Upscale            Extended-Stay        130        8/7/97         1992          1997
Kent, Washington                             Upscale            Extended-Stay        152       3/11/97         1990          1997
Sacramento, California                       Upscale            Extended-Stay        301       5/17/97         1988          1998

Residence Inn:
Highlands Ranch (Denver), Colorado           Upscale            Extended-Stay        117      12/22/95         1996          N/A
Oxnard, California                           Upscale            Extended-Stay        251      12/19/96         1987          1997
Provo, Utah                                  Upscale            Extended-Stay        114      10/15/97         1996          N/A
Sacramento, California                       Upscale            Extended-Stay        126      12/30/97         1992          1998
San Diego, California                        Upscale            Extended-Stay        144      12/30/97         1989          1998
Santa Clarita, California                    Upscale            Extended-Stay         90       1/27/98         1997          N/A

Holiday Inn:
Kent (Seattle), Washington                  Mid-Price               Full             125        2/2/96         1986          1996
Rochester, Minnesota                        Mid-Price               Full             170      10/15/97         1969          1998
San Diego, California (Stadium)             Mid-Price               Full             174        8/7/97         1991          1998
Santa Clara, California (2)                 Mid-Price               Full             168       5/13/98         1985          1988

Kahler Hotel:
Rochester, Minnesota                        Mid-Price               Full             266      10/15/97       Various         1999  *


Best Western:
Lynnwood, Washington                        Mid-Price               Full             103       7/17/97         1978          1999  *


Comfort Suites:
San Francisco, California                   Mid-Price              Limited           166       8/13/96         1985          1997

Fairfield Inn:
Santa Clarita, California                   Mid-Price              Limited            66       1/27/98         1997          N/A

Hampton Inn:
Clackamas, Oregon                           Mid-Price              Limited           114        2/2/96         1986          1996
Denver, Colorado                            Mid-Price              Limited           152       8/16/95         1986          1996
Mesa, Arizona                               Mid-Price              Limited           118       8/16/95         1987          1997
Oakland, California                         Mid-Price              Limited           152      12/18/95         1986          1996
Pueblo, Colorado                            Mid-Price              Limited           112       8/16/95         1986          1997
Santa Clarita, California                   Mid-Price              Limited           130       4/30/98
Silverthorne, Colorado                      Mid-Price              Limited           160       8/16/95         1976          1997
Tucson, Arizona                             Mid-Price              Limited           126      10/29/96         1986          1997

Holiday Inn:
Portland, Oregon                            Mid-Price              Limited            84        2/2/96         1986          1996
Poulsbo, Washington                         Mid-Price              Limited            63        2/2/96         1986          1996

Ramada:
San Diego, California                       Mid-Price              Limited           124       1/23/98         1987          1998

------------
 *  Expected year of completion
(1) Per F.W. Dodge segmentation criteria.
(2) In cases when the Company has obtained approval of a new franchise license, subject to completion of certain renovations or improvements, the franchise brand indicated represents the approved new franchise brand.

The Percentage Leases

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate any hotels. The Company, therefore, leases hotels to the Lessee typically for a term of ten years pursuant to Percentage Leases which provide for rent equal to base rent and percentage rent. Each Percentage Lease contains the provisions generally described below, and the Company intends that future Percentage Leases with respect to additional hotels it may acquire will contain substantially similar provisions, although the Independent Directors may, in their discretion, alter any of these provisions with respect to any proposed Percentage Lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time. The Lessee will not lease or operate any hotel other than those owned by the Company without consent.

     Percentage Lease Terms. The Percentage Leases typically have a noncancelable term of ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events (including provisions for damage to the hotels, condemnation of the hotels and termination of Percentage Leases on disposition of the hotels).

     Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay to the Company (i) base rent,
(ii) percentage rent (which includes a specified percentage of room revenues, 5% of the Lessee's food and beverage revenues, 100% of any sublease and concession rentals and other net revenues described in the Percentage Leases), and (iii) certain other amounts, including interest accrued on any late payments or charges. Base rent accrues and is required to be paid monthly in arrears. Both the base rent and the threshold room revenue amount in each percentage rent formula is adjusted annually for inflation. The adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. Percentage rent, if any, is due monthly within 45 days after the end of each calendar month and is reconciled on a quarterly basis.

     In 1997, the Company and the Lessee amended the Percentage Leases for hotels then currently under renovation and for any future hotels to allow for the abatement of base rent related to rooms taken out of service during periods of major renovations.

     The following table sets forth the annual base rent and percentage rent formulas under the Percentage Leases for the hotels:

                                                                                      Annual
                                                     1998                        Percentage Lease
                                                    Annual               ---------------------------------               Room
                                                     Base                   First                 Second                Revenue
                                                  Rent (1)(2)               Tier                   Tier              Threshold (1)
                                                --------------           -----------            ----------           -------------
Hotels:
Marriott:
 Napa, California                                  $ 1,455,000              34.0%                  60.0%              $ 4,275,000
 Ogden, Utah                                         1,035,000              25.0%                  62.0%                4,136,000
 Park City, Utah                                       931,000              24.4%                  62.0%                3,812,000
 Provo, Utah                                         2,050,000              37.2%                  62.0%                5,518,000
 Pueblo, Colorado                                      756,000              26.0%                  62.0%                2,910,000
 Rochester, Minnesota                                2,914,000              42.3%                  62.0%                6,896,000
 Salt Lake City, Utah                                2,112,000              46.0%                  62.0%                4,589,000
 Santa Monica, California (3)                        1,452,000              47.8%                  62.0%                3,038,000

Courtyard by Marriott:
 Cypress, California                                 1,030,000              37.3%                  62.0%                2,760,000
 Fresno, California                                    433,000              30.0%                  63.0%                1,444,000
 Los Angeles, California (LAX)                         972,000              46.8%                  60.0%                2,075,000
 Riverside, California                                 447,000              30.0%                  60.0%                1,489,000
 Santa Fe, New Mexico (3)                              706,000              30.0%                  63.0%                2,353,000

                                                                                      Annual
                                                     1998                        Percentage Lease
                                                    Annual               ---------------------------------               Room
                                                     Base                   First                 Second                Revenue
                                                  Rent (1)(2)               Tier                   Tier              Threshold (1)
                                                --------------           -----------            ----------           -------------
Residence Inn by Marriott:
 Highlands Ranch (Denver), Colorado                    537,000              39.0%                  63.0%                1,376,000
 Oxnard, California                                  1,118,000              32.0%                  61.0%                3,492,000
 Provo, Utah                                           673,000              34.6%                  62.0%                1,946,000
 Sacramento, California                                983,000              43.2%                  60.0%                2,276,000
 San Diego, California                               1,393,000              45.8%                  60.0%                3,043,000
 Santa Clarita, California                             775,000              40.6%                  60.0%                1,911,000

Fairfield Inn:
 Santa Clarita, California                             370,000              36.5%                  60.0%                1,015,000

Hilton:
 Salt Lake City, Utah                                3,862,000              50.2%                  62.0%                7,698,000
 Carson, California                                    932,000              37.1%                  60.0%                2,509,000

Holiday Inn Select:
 La Mirada, California                               1,533,000              39.3%                  60.0%                3,905,000
 Renton (Seattle), Washington                          843,000              30.0%                  62.0%                2,810,000

Holiday Inn Hotel & Suites:
 Craig, Colorado                                       456,000              30.0%                  60.0%                1,519,000
 Kent (Seattle), Washington                            598,000              36.0%                  63.0%                1,660,000
 Mesa, Arizona                                         830,000              31.0%                  60.5%                2,677,000
 Price, Utah                                           280,000              24.6%                  60.0%                1,140,000
 San Diego (Old Town), California                    1,176,000              45.7%                  60.0%                2,575,000

Holiday Inn:
 Flagstaff, Arizona                                    311,000              30.0%                  61.5%                1,035,000
 Provo, Utah                                           171,000              20.0%                  65.0%                  856,000
 Rochester, Minnesota                                  246,000               9.2%                  62.0%                2,668,000
 San Diego, California                                 887,000              25.9%                  62.0%                3,424,000
 San Diego (Stadium), California                       737,000              36.8%                  60.0%                2,001,000
 Santa Clara, California (3)                         1,574,000              47.0%                  60.0%                3,124,000
 Steamboat Springs, Colorado                           401,000              30.0%                  60.0%                1,337,000

Holiday Inn Express:
 Portland, Oregon                                      383,000              32.3%                  63.0%                1,186,000
 Poulsbo, Washington                                   341,000              35.0%                  63.0%                  975,000

Hampton Inn:
 Clackamas (Portland), Oregon                          461,000              38.0%                  63.0%                1,212,000
 Denver, Colorado                                      606,000              37.5%                  63.0%                1,615,000
 Mesa, Arizona                                         509,000              34.0%                  63.0%                1,497,000
 Oakland, California                                   442,000              22.0%                  63.0%                2,010,000
 Pueblo, Colorado                                      481,000              36.0%                  63.0%                1,337,000
 Santa Clarita, California                             634,000              33.8%                  60.0%                1,877,000
 Silverthorne, Colorado                                517,000              30.0%                  63.0%                1,722,000
 Tucson, Arizona                                       355,000              30.0%                  62.0%                1,184,000

                                                                                      Annual
                                                     1998                        Percentage Lease
                                                    Annual               ---------------------------------               Room
                                                     Base                   First                 Second                Revenue
                                                  Rent (1)(2)               Tier                   Tier              Threshold (1)
                                                --------------           -----------            ----------           -------------
Hawthorn Suites:
 Anaheim, California                                   833,000              39.4%                  60.0%                2,115,000
 Kent, Washington                                    1,124,000              40.2%                  68.0%                2,796,000
 Sacramento, California                              1,610,000              35.5%                  60.0%                4,530,000

Sheraton:
 Chandler, Arizona                                   2,904,000              34.7%                  62.0%                8,358,000

Best Western:
 Lynnwood, Washington                                  580,000              45.5%                  60.0%                1,274,000

Comfort Suites:
 South San Francisco, California                       746,000              30.0%                  60.0%                2,488,000

Ramada:
 San Diego, California                                 891,000              43.6%                  60.0%                2,043,000

Radisson:
 Oxnard, California (3)                                617,000              24.0%                  62.0%                2,576,000

Kahler:
 Kahler Inn & Suites
  Rochester, Minnesota                               1,730,000              47.4%                  62.0%                3,653,000
 The Kahler Hotel
  Rochester, Minnesota                               4,147,000              35.2%                  62.0%               11,779,000
                                                   -----------
                                                   $56,890,000
                                                   ===========

__________
(1) Effective January 1, 1996, 1997 and 1998, base rent payable and the room revenue thresholds under the Percentage Leases were adjusted based upon the change in the CPI for those hotels acquired in 1995, 1996 and 1997. The lease terms for Hampton Inn located in Arcadia, California which was sold subsequent to December 31, 1998 have been excluded.

(2) Annual base rent amounts presented have not been prorated for those hotels acquired during 1998 and do not reflect 1998 rent abatement of $668,000.

(3) In cases where the Company has obtained approval of a new franchise license, subject to completion of renovations or improvements, the franchise brand indicated represents the approved new franchise brand.

     Other than real estate and personal property taxes, ground lease rent, where applicable, the cost of certain furniture, fixtures and equipment, capital expenditures and insurance (other than workers' compensation insurance), which are obligations of the Company, the Percentage Leases require the Lessee to pay base rent, percentage rent, other additional charges and the operating expenses of the hotel (including workers' compensation insurance, utility, repairs and maintenance costs and other charges incurred in the operation of the hotel) during the terms of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or during major renovation.

     Maintenance and Modifications. Under the Percentage Leases, the Company is required to pay for capital improvements at each hotel. In addition, the Percentage Leases obligate the Company to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the hotel, when and as deemed necessary by the Lessee, an amount equal to 4.0% of room revenue per quarter on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The annual amount is carried forward to the extent that the Lessee or the Company has not expended such amount, and any unexpended amounts will remain with the Company upon termination of the Percentage Leases. Otherwise, the Lessee will be required, at its expense, to maintain the hotel in good order and to repair and to pay for all operating expenses of the hotel. The Company owns substantially all personal property including that portion affixed to, or deemed a part of, the real estate or improvements.

     Property Taxes and Insurance. The Company is responsible for paying real estate and personal property taxes on the hotels (except for taxes on personal property owned by the Lessee) and for paying all premiums for property, casualty, comprehensive general public liability (naming the Lessee as an additional named insured) and other insurance appropriate and customary for properties similar to the hotel, as determined by the Company. The Lessee is required to pay for workers' compensation insurance. The Company believes that the coverages specified in the Percentage Leases are of the type and amount customarily obtained by owners of hotels similar to the Company's hotels.

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

Employees

     Messrs. Alter and Biederman have each entered into employment agreements with the Company for one-year terms which renew automatically until terminated. While Mr. Alter is required to devote substantially all of his time to the business of the Company; Mr. Biederman is not. The Company has 28 other employees. The Lessee employed 4,948 people as of December 31, 1998 to operate the hotels leased from the Company. The Lessee has advised the Company that its relationship with its employees is good. The Lessee is subject to collective bargaining agreements at certain hotels it operates. At December 31, 1998, the percentage of employees covered by such collective bargaining agreements represent 11% of the total number of employees of the Lessee. None of the employees of the Company is a party to any collective bargaining agreement or other similar agreement.

Minimizing the Risks of Potential Conflicts of Interest

     In order to minimize conflicts of interest inherent in the legal structure required to maintain the Company's status as a REIT, Messrs. Alter and Biederman each have entered into several agreements. Their respective employment agreements restrict competitive activities. Additionally, third party pledge agreements require each of Messrs. Alter and Biederman to pledge Units to the Company to secure obligations of the Lessee under the Percentage Leases limited to the total number of Units that Mr. Alter or Mr. Biederman must pledge to the current number owned of 481,955 shares representing a market value of $3.7 million at March 5, 1999. The Third Party Pledge Agreement subordinates the Company's lien on these Units to the lien in favor of an institutional lender providing a working capital line to the primary stockholder of the Lessee, Mr. Alter. The working capital line is to be used exclusively for the Lessee's general short-term working capital needs and is secured by a pledge of Mr. Alter's Units.

     In addition, Messrs. Alter and Biederman entered into a unit purchase agreement (the "Unit Purchase Agreement") with the Company and the Lessee requiring that the Lessee's income (net of shareholder tax liability) be used to either accumulate reserves to pay rent under the Percentage Leases or to purchase Units from the Operating Partnership at the then current price of the Company's common stock.

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

RISK FACTORS

Distribution Of Substantially All Cash Available For Distribution

     Our hotels generate cash flow in the form of rent we receive from the Lessee, the entity that leases and operates our hotels. The Lessee's rent is tied to hotel operating performance and consists of base rent and rent that is a percentage of certain hotel revenues. In addition, we also have cash available from a bank line of credit with a maximum commitment of $350.0 million with the actual availability based on our assets and financial performance. We also have been able to raise cash by issuing equity securities in the public markets. We use these three sources of cash, from hotel operations, from borrowings and from sales of stock to fund our acquisition of hotels, renovation of hotels, recurring capital expenditures, operating expenses and the payment of dividends to our shareholders. Because of the recent conditions in the capital markets, it is currently difficult for many companies, especially REITs, to raise capital by issuing debt or equity securities. Therefore, we are more dependent on our cash flows from hotel operations and from our line of credit to fund our obligations. During 1998, we paid out approximately $44.7 million in distributions to our stockholders and minority interests which was approximately 78% of our $57.2 million of Funds From Operations. If our operating cash flows decreased or our availability under the line of credit were reduced, it will be necessary for us to reduce future acquisitions, defer or reduce the scope of renovations or capital expenditures, sell assets (including hotels) or to reduce our dividends paid to shareholders.

Total Dependence On The Lessee And Payments Under The Percentage Leases

     Because of our status as a REIT, we are prohibited from operating hotels and must lease them to the Lessee or other third parties. Our ability to pay dividends to our shareholders depends on our Lessee's ability to generate sufficient revenue to pay percentage rent required under the Percentage Leases. We chose the Lessee because Messrs. Alter and Biederman, who own the Lessee, were involved in the management of certain hotels contributed as part of our initial public offering ("IPO") in 1995, and are motivated to maximize percentage rent paid under the Percentage Leases through their financial and ownership interests in us.

     The Lessee has incurred significant losses since its inception in 1995. At December 31, 1998, the Lessee's stockholders' deficit amounted to $10.5 million. At December 31, 1998, the Lessee's rent payable to the Company amounted to $7.5 million. Also at December 31, 1998, the Lessee's current liabilities exceeded its current assets by $9.8 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month-end.

     According to the Lessee, the losses are due to several factors, including:

     . the substantial number of renovations we undertook adversely affected occupancy rates and revenues at the hotels;

     .  renovations caused greater revenue losses than expected; and

     .  poorer performance at certain hotels than expected.

     There can be no assurance that the Lessee will generate adequate operating cash flows to meet its obligations. Other than its cash flow generated by operating the hotels, the Lessee has no financial resources or other assets to pay its operating obligations or its rent under the Percentage Leases. Messrs. Alter and Biederman have pledged 481,955 Units to secure the Lessee's obligations under the Percentage Leases. However, if the Lessee defaults under the Percentage Leases, the value of these Units and other assets of the Lessee will be insufficient to satisfy our claims against the Lessee.

Risks Related To Development And Renovation Of Hotels

     Subject to obtaining adequate capital resources, we intend to continue our growth strategy of acquiring hotels needing substantial renovation or redevelopment. This strategy creates significant risks including the following:

     . We may continue to incur significant renovation and construction cost overruns and time delays due to:

        -  labor shortages;

        -  changes in the scope of a project;

        -  requirements imposed by local building inspectors;

        -  discovery of defects in the building once renovation has begun; and

        - compliance with the Americans with Disabilities Act of 1990, which may require expensive modifications to existing hotels to bring them into compliance.

     . We may purchase a hotel or contract to acquire a hotel (after a third party completes construction) when market conditions are favorable but then face deteriorated local demand for hotel rooms when the hotel is available for occupancy resulting in revenues that are less than projected;

     . We may complete our renovation after significant delays reducing the amount of revenues expected to be received during the delay period; and

     . We may spend more than budgeted for a renovation project reducing our anticipated return on the investment. Conflicts Of Interest Between The Company and Certain Officers And Directors

     The relationship among Mr. Alter and Mr. Biederman, the Lessee, the Management Company and us creates several inherent conflicts of interest that may result in decisions being made by our management that are not in the best interests of our stockholders. The most significant conflicts of interest include the following:

     . As the owners of the Lessee, Mr. Alter and Mr. Biederman will benefit from any profits the Lessee may generate from the operation of the hotels and retain for itself, even though under the Unit Purchase Agreement, Messrs. Alter and Biederman have agreed to reinvest the Lessee's profits (net of tax liabilities) in additional units or retain the profits as security for future rent payments.

     . As the owner of the Management Company, Mr. Alter is entitled to the profits of the Management Company, which receives from the Lessee management fees (1% to 2% of gross revenues of the hotels) and reimbursements for certain accounting expenses. Because of the Lessee's current financial condition, the Management Company has agreed to abate payment of management fees and reimbursements, up to a maximum of $3.5 million during 1998. Through December 31, 1998, management fees amounting to $3.3 million have been abated. No such agreement is in effect for 1999 .

     . The Percentage Leases generally require us to pay a termination fee to the Lessee if we elect to sell a hotel and not replace it with a Percentage Lease for another hotel. As a result, our decisions about which hotels to sell may be influenced by the conflict of interest of Messrs. Alter and Biederman who, as owners of the Lessee, would benefit from the termination fee.

     . In connection with our IPO, Messrs. Alter and Biederman contributed tax free certain hotels that had a tax basis less than their fair market value. Significant taxable gains that would arise if we were to sell these hotels would be specifically allocated to Messrs. Alter and Biederman. Further, in order to prevent adverse tax consequences to Messrs. Alter and Biederman, we must maintain mortgage debt at certain minimum levels. Because of these conflicts, our decisions concerning whether to sell certain hotels or to incur or repay debt will be influenced by the tax consequences for Messrs. Alter and Biederman.

     . We did not negotiate the Percentage Leases on an arm's length basis with the Lessee. The base rent, percentage rent and the economic terms of each Percentage Lease are determined by us and approved by the Lessee based on historical financial data and projected operating and financial data for each hotel. See "Total Dependence on the Lessee and Payments under the Percentage Leases."

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

Failure To Realize Benefits Of Recent Acquisitions

     We have grown rapidly since our IPO. This growth has required us, and, to a greater extent, the Lessee to develop scaleable operating systems, develop construction management procedures and systems and other procedures and systems to operate our multi-state hotel portfolio. If we, or the Lessee, fail to effectively integrate the acquired hotels into our operating systems, then we will not achieve the expected benefits of the acquisition.

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

Failure To Maintain REIT Status

     We intend to operate so as to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As long as we qualify for taxation as a REIT, with certain exceptions, we will not be taxed at the corporate level on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including requirements as to the nature of its income and assets, distribution requirements, diversity of stock ownership requirements and record-keeping requirements. We intend to satisfy all of these requirements for treatment as a REIT. It is possible that we may fail to satisfy one or more of these requirements. Failure to qualify as a REIT would render us subject to tax on our income at regular corporate rates and we could not deduct distributions to our shareholders. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property.

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

Ownership Limitation

     In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (which includes certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of our stock we would likely lose our REIT status. To protect our REIT qualification, our Articles of Incorporation prohibit direct or indirect ownership of more than 9.8% of the outstanding shares of our stock by any person or group. Generally, the capital stock owned by affiliated owners will be aggregated for purposes of this ownership limitation. Subject to certain exceptions, any stock subject to a purported transfer that would prevent us from continuing to qualify as a REIT will be designated as "Shares-in-Trust" and transferred automatically to a trust effective on the day before the purported transfer of such stock. The record holder of the common or preferred stock that are designated as Shares-in-Trust will be required to submit such number of shares of stock to the trust and the beneficiary of the trust will be one or more charitable organizations that are named by us.

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

The Company May Not Be Able To Continue Its External Growth Rate

     Our growth strategy has been to acquire underperforming and undercapitalized hotels located in strong markets where we believe significant barriers to entry exist. We then seek to improve the hotels' financial performance by renovating, redeveloping, and repositioning the hotels and requiring the Lessee to implement a focused sales and marketing program. The current conditions in the equity and debt capital markets limit our ability to access new capital on favorable terms. Without additional capital to fund acquisitions we will not be able to continue to acquire additional hotels. We anticipate that our acquisition activity will diminish significantly for the remainder of 1999. Accordingly, we cannot assure you that our external growth rate will equal or exceed our recent historical external growth rate.

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

Real Estate Investment Risks In General

     Each of our hotels are subject to a variety of risks associated with real estate ownership. Some of these risks include:

     .  Changes in national and local economic conditions;

     .  Changes in interest rates;

     .  Changes in costs of, or terms of, loans from lenders;

     .  Changes in environmental laws;

     . The ongoing requirement to make capital improvements, repairs or maintenance;

     .  Changes in the tax rates or laws;

     .  The continuing requirement to pay operating expenses;

     .  Changes in governmental requirements or zoning laws;

     . Occurrences beyond the control of an owner, such as natural disasters like earthquakes and weather, civil unrest or so-called "acts of God;"

     .  The possibility of unexpected, uninsured or under-insured losses; and

     . Condemnation by a government agency seeking to use a property for a public purpose.

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

Year 2000 Issue

     The term "Year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed by the respective manufacturers without consideration of the upcoming change in the century. Many computer systems recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. If not corrected, computer systems may fail or create erroneous results which could have significant negative operational and financial consequences. We have adopted a Year 2000 Compliance Program (the "Compliance Program") to minimize disruptions to our business which could be caused by computer system error or failure. These computerized systems include information and non-information technology systems and applications, as well as, financial and operational reporting systems. For discussion of the Company's efforts to address the Year 2000 issue and the related Compliance Program see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issue."

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

Hotel Industry Risks

     Operating Risks. In addition to the investment risks associated with investing all of our resources in the hotel industry, we face operating risks associated with hotels. These risks include, among others, the following:

     . Competition for customers at our hotels from other hotels, many of which are owned by competitors who have significantly greater financial resources and marketing power and therefore compete with our hotels;

     . The risk of loss of market share in areas in which overbuilding occurs and adversely affects occupancy, ADR and REVPAR;

     . Erosion of operating margins arising from an increase in operating costs due to inflation or other factors that may exceed increases in REVPAR;

     . Dependence on demand for our accommodations from both business travelers, commercial travelers and tourism, each of which may be affected in different markets by different economic factors;

     . Strikes and other labor disturbances by the Lessee's employees which would seriously disrupt the Lessee's ability to provide services to hotel guests;

     . The deterioration of economic conditions either generally or in particular markets in which our hotels are located causing a reduction in demand for our accommodations.

     The Lessee's operating results at our hotels are directly affected by the factors described above and a significant decrease in operating revenues by the Lessee will adversely affect the Lessee's ability to make payments of rent under the percentage leases. Any reduction in such rent will reduce our cash and could adversely affect our ability to make distributions to our stockholders.

     Seasonality of Hotel Business and Our Hotels. The hotel industry in general is seasonal with certain periods generating greater revenues than others. In particular, our revenues are greater in the second and the third quarters than in the first and the fourth quarters. In addition, winter weather in the markets in which our hotels operate can severely impact the operating results of particular hotels, such as occurred in 1998 in Arizona due to the effects of El Nino. The Lessee's revenues can vary significantly from quarter to quarter. It is possible that the significant fluctuation of revenues in a particular quarter due to weather or other factors could cause us to earn less percentage rent than we had originally anticipated which could have an adverse effect on our ability to make distributions to our shareholders.

     Increased Competition from Overbuilding. The hotel industry has historically experienced cycles of overbuilding in certain geographic markets and product segments. This overbuilding increases competition for hotel guests, resulting in lower occupancies and lower ADRs thereby reducing revenues of the hotels effected by the increased competition. While our investment strategy is to acquire underperforming hotels in markets where we believe there are significant barriers to entry, we can give no assurance that the current hotel development activities, particularly in the limited service segment, will not create additional significant competition for our hotels. This increased competition would reduce the revenues generated by the Lessee at the effected hotel, thus reducing percentage rent we receive and therefore potentially adversely effecting our distributions to our shareholders.

     Impact of Increased Operating Costs and Capital Expenditures. Our hotels need to be periodically renovated and furniture, fixtures and equipment replaced in order to remain competitive in their markets and to comply with the terms of franchise agreements under which our hotels are operated. Under our Percentage Leases, we are obligated to make available to the Lessee for periodic refurbishment of furniture, fixtures and equipment an amount equal to four percent (4%) of the room revenues of each hotel. Our ability to fund these and other capital expenditures including periodic replacement of furniture, fixtures and equipment will depend in part on the financial performance of the Lessee and our hotels. If these expenditures exceed our estimates, then the increased costs would adversely effect the cash available for other purposes such as making distributions to our stockholders. Alternatively, if we fail to make these expenditures, we may adversely effect the competitive position of the hotels and have an adverse effect on occupancy rates, ADRs and REVPAR. In certain instances, our failure to make certain capital expenditures may constitute a default under the applicable franchise agreement.

Risks Of Operating Under Franchise Agreements.

     Of our 56 hotels, 54 are operated under franchise agreements with national franchisors. The Lessee is the franchisee and is responsible for complying with the franchise agreements. Under these arrangements, a franchisor provides marketing service and room reservations and certain other operating assistance, but requires the Lessee to pay significant fees as well as maintain the hotel in a certain required condition. If the Lessee fails to maintain these required standards or we fail to make required capital expenditures (or to fund the Lessee's expenditures) then there may be a termination of the franchise agreement and possible liability for damages. If the Lessee were to lose a franchise on a particular hotel, it could have a material adverse effect upon the operation, financing or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. In addition, adverse publicity affecting a franchisor could reduce the revenues we receive from the hotels subject to such franchise. Any loss of revenues by the Lessee at a hotel because of loss of the franchise agreement would adversely effect the Lessee's ability to pay rent and could effect our ability to make distributions to our stockholders.

Our Degree Of Leverage Could Limit Our Ability to Obtain Additional Financing

     Our Articles of Incorporation limits consolidated indebtedness to 50% of our investment in hotel properties, at cost on a consolidated basis, after giving effect to our use of proceeds from the indebtedness. As of December 31, 1998, our ratio of debt to total investment in hotel properties and other real estate investments was approximately 41%. The degree of leverage could have important consequences to our stockholders, including, effecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes including the payment of distributions and could make us more vulnerable to a downturn in business or the economy.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Operating Partnership is currently involved in any material litigation, nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Operating Partnership or any of the hotels. The Lessee and the Management Company have each advised the Company that it is currently is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "SSI". The following table sets forth the high and low stock prices for the last two fiscal years:

                                           High          Low
                                          -------      -------
1997 Quarter Ended
March 31.......................           $14.000      $12.250
June 30........................            14.500       12.625
September 30...................            18.125       13.750
December 31....................            18.125       15.500
1998 Quarter Ended
March 31.......................           $17.375      $14.875
June 30........................            16.500       12.500
September 30...................            13.750        8.313
December 31....................            11.000        6.500

Stockholder Information

     As of March 5, 1999, there were approximately 868 record holders of the Company's Common Stock. On March 5, 1999, the last reported sale price of the Common Stock on the NYSE was $7.6875 per share. In addition, the Units (which are exchangeable for Common Stock) were held by 48 entities and/or individuals as of March 5, 1999. In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's Articles of Incorporation limits the number of shares of Common Stock that may be beneficially owned by any single person to 9.8% of the Company's outstanding Common Stock.

Dividends

     The Company has adopted a policy of paying regular quarterly dividends on its common stock, and cash distributions have been paid on the Company's common stock with respect to each quarter since the Company's inception in 1995. The following table sets forth information regarding the declaration and payment of distributions by the Company for 1997 and 1998:

                                                                 Per Share
  Quarter  to Which          Distribution      Distribution     Distribution
 Distribution Relates        Record Date       Payment Date        Amount
------------------------     ------------      ------------     ------------
1997 Quarter Ended
 March 31                      4/29/97            5/15/97           $ 0.25
 June 30                       7/31/97            8/15/97           $ 0.25
 September 30                  9/30/97           11/14/97           $0.275
 December 31                   1/31/98            2/15/98           $0.275

1998 Quarter Ended
 March 31                       5/1/98            5/13/98           $0.275
 June 30                       7/31/98            8/12/98           $0.275
 September 30                 10/30/98           11/10/98           $0.285
 December 31                    2/1/99            2/15/99           $0.285

   ITEM 6.   SELECTED FINANCIAL DATA

     The following tables set forth (i) selected historical financial information for the Company as of and for the years ended December 31, 1998, 1997 and 1996 and as of December 31, 1995 and for the period August 16, 1995 (inception) through December 31, 1995, (ii) historical information for the Lessee for the years ended December 31, 1998, 1997 and 1996 and the period August 16, 1995 (inception) to December 31, 1995, and (iii) historical information for the predecessor of the Company ("Sunstone Hotels") for the period January 1, 1995 through August 15, 1995 and for the year ended December 31, 1994. The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in this Annual Report on Form 10-K.

                         SUNSTONE HOTEL INVESTORS, INC.

                                 (The Company)

                                                                                                                    Inception August
                                                                                                                       16, 1995 to
                                                                          For the Years Ended December 31,            December 31,
                                                                    --------------------------------------------    ---------------
                                                                        1998            1997            1996             1995
                                                                    ------------    ------------    ------------    ---------------
REVENUES:
Lease revenue - Lessee                                              $ 98,682,000    $ 44,680,000    $ 14,848,000      $ 3,013,000
Interest and other income                                                473,000         471,000         236,000           47,000
                                                                    ------------    ------------    ------------    -------------
                                                                      99,155,000      45,151,000      15,084,000        3,060,000
                                                                    ------------    ------------    ------------    -------------
EXPENSES:
Real estate related depreciation and amortization                     35,835,000      14,749,000       4,514,000          968,000
Interest expense and amortization of financing costs                  23,734,000       6,365,000       1,558,000           47,000
Real estate and personal property taxes and insurance                 11,409,000       4,670,000       1,273,000          312,000
General and administrative                                             5,344,000       1,890,000       1,015,000          109,000
Cost of withdrawn offerings                                            1,450,000             --              --               --
                                                                    ------------    ------------    ------------    -------------
  Total expenses                                                      77,772,000      27,674,000       8,360,000        1,436,000
                                                                    ------------    ------------    ------------    -------------
Income before losses on dispositions of hotel properties, minority
 interest and extraordinary item                                      21,383,000      17,477,000       6,724,000        1,624,000

Losses on dispositions of hotel properties                            (3,574,000)            --              --               --

Minority interest                                                       (851,000)     (1,886,000)     (1,090,000)        (284,000)
                                                                    ------------    ------------    ------------    -------------
Income before extraordinary item                                      16,958,000      15,591,000       5,634,000        1,340,000

Extraordinary charge for early extinguishment of debt (net of
 $34,000 of minority interest)                                               --              --              --          (159,000)
                                                                    ------------    ------------    ------------    -------------
NET INCOME                                                            16,958,000      15,591,000       5,634,000        1,181,000

Distributions on preferred shares                                     (1,975,000)       (422,000)            --               --
                                                                    ------------    ------------    ------------    -------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                             $ 14,983,000    $ 15,169,000    $  5,634,000      $ 1,181,000
                                                                    ============    ============    ============    =============
EARNINGS PER SHARE - DILUTED                                               $0.40           $0.71           $0.69            $0.19

DIVIDENDS DECLARED PER COMMON SHARE                                        $1.12           $1.05           $0.96            $0.35

FUNDS FROM OPERATIONS ("FFO") (1)                                   $ 57,218,000    $ 32,226,000    $ 11,238,000      $ 2,592,000

CASH FLOW FROM OPERATING ACTIVITIES                                 $ 63,911,000    $ 24,316,000    $ 11,669,000      $ 2,291,000

Balance Sheet and Other Data:
 Investments in hotel properties, net                               $840,974,000    $704,817,000    $152,937,000      $50,063,000
 Total assets                                                        875,636,000     739,577,000     160,079,000       57,226,000
 Total debt                                                          398,893,000     307,830,000      63,300,000       11,510,000

Number of properties owned at end of period                                   57              53              24               11
Number of rooms at end of period                                          10,215           9,854           3,389            1,477

________________
(1) See discussion of Funds From Operations in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         SELECTED FINANCIAL INFORMATION

                        (The Lessee and the Predecessor)


                                         Sunstone Hotel Properties Inc.                          Sunstone Hotels (Predecessor)
                         ------------------------------------------------------------------   ----------------------------------
                                                                              From            For the Period        For the Year
                                  For the Years Ended December 31,          August 16,           January 1,             Ended
                            ------------------------------------------  1995 (Inception) to   1995 to August 15,    December 31,
                                1998            1997          1996       December 31, 1995         1995                 1994
                         ------------------------------------------------------------------   -----------------     ------------

Hotel operating revenue     $273,596,000   $118,153,000    $38,593,000       $7,925,000          $9,675,000          $13,863,000
Hotel operating expense      179,297,000     75,604,000     26,907,000        5,658,000           5,679,000            9,168,000
Operating Profit              94,299,000     42,549,000     11,686,000        2,267,000           3,996,000            4,695,000
Lease rent expense            98,682,000     44,680,000     14,848,000        3,013,000               --                   --
Net income (loss)             (4,383,000)    (2,131,000)    (3,162,000)        (746,000)          1,674,000              398,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Years Ended December 31, 1998 and 1997

During 1998, the Company:

     .  acquired 10 hotels for an aggregate purchase price of $134.2 million;

     . sold six non-core hotel properties located in tertiary markets for an aggregate sales price of $47.2 million;

     .  invested $68.2 million in renovation and redevelopment to 20 hotels;

     . raised approximately $69.4 million of equity capital through the sale of common stock in a shelf offering; and

     . increased the commitment under Company's unsecured line of credit facility from $200.0 million at December 31, 1997 to $350.0 million by December 31, 1998.

     For the year ended December 31, 1998, lease revenue increased $54.0 million, to $98.7 million from $44.7 million for the corresponding period of 1997. The 120.8% increase is attributable to the net increase in hotels owned during 1998, ten hotels acquired and six hotels sold, the full year effect of hotels acquired during 1997 and net REVPAR increases for continuously owned hotels.

     The Company experienced strong revenue growth of its hotels during 1998. Total room revenue generated by the Company's hotels increased 115.0% to $204.5 million for 1998 from $95.1 million for 1997, primarily due to the increase in hotels owned during 1998 and 1997. On a same-unit-sales basis for the entire portfolio, the Company achieved a 5.0% increase in REVPAR for the year ended December 31, 1998 as compared to 1997.

     The 5.0% REVPAR growth for the year ended December 31, 1998 over 1997 was a result of both the performance of the recently repositioned hotels and the internal revenue growth from continuously owned and operated hotels. For comparative purposes, for the year ended December 31, 1998, the nationwide lodging industry REVPAR growth for the luxury, upscale and mid-price hotel segments, the segments most representative of the Company's hotels, were 3.2%, 2.9% and 3.5%, respectively. The 5.0% increase was driven by a 10.0% increase in ADR, from $75.02 in 1997 to $82.50 in 1998, while occupancy decreased three percentage points.

     REVPAR for 1998 for the non-renovation hotels increased by 7.9% over 1997, from $53.92 to $58.16. Non-renovation hotels represent the Company's portfolio of hotels during periods of stabilized operations (pre- and post-renovation) in both 1998 and 1997. The 7.9% increase in REVPAR for non-renovation hotels was driven by a 9.1% increase in ADR, from $76.06 to $82.96, while occupancy decreased less than one percentage point. REVPAR for 1998 for the hotels that were undergoing renovation during certain months of 1998 or 1997, decreased 1.1% over the corresponding periods of 1997.

     During 1998, the Company invested $68.2 million redeveloping and renovating 20 hotels as compared to $48.8 million invested redeveloping and renovating 19 hotels during 1997. In conjunction with the current year redevelopment and renovation activities, the Company rebranded and upgraded nine hotels with new and existing franchises including four full-service Marriotts.

     The following table summarizes average occupancy, ADR and REVPAR on a same-unit-sales basis for the hotels for the years ended December 31, 1998, 1997 and 1996:

                                 For the Years Ended                  For the Years Ended
                                     December 31                         December 31
                             -----------------------------        ---------------------------
                                 1998            1997 (1)            1997            1996 (1)
                             ----------      -------------        -------------  ------------
Same-Unit Sales Analysis
Number of Hotels                     57                 57                53                53
Number of Rooms                  10,215             10,215             9,854             9,854

All Hotels:
Occupancy                          65.9%              69.0%             65.4%            65.9%
ADR                             $ 82.50           $  75.02            $70.75          $  64.65
REVPAR                          $ 54.38           $  51.79            $46.24          $  42.57
REVPAR growth                       5.0%                                 8.6%

Non-renovation Hotels:
Occupancy                          70.1%              70.9%             67.9%             63.9%
ADR                             $ 82.96           $  76.06            $71.46          $  64.35
REVPAR                          $ 58.16           $  53.92            $48.51          $  41.10
REVPAR growth                       7.9%                                18.0%

Renovation Hotels:
Occupancy                          58.1%              65.6%             61.1%             68.4%
ADR                             $ 81.46           $  72.94            $67.90          $  63.11
REVPAR                          $ 47.36           $  47.87            $41.50          $  43.19
REVPAR growth                      (1.1%)                              (3.9)%

-------------------
(1) The Company did not own certain hotels for the entire period presented.

     The Company invested $217.8 million in the acquisition, renovation and development of hotel properties and other real estate assets during 1998. As a result of such investments, interest expense and amortization of financing costs increased to $23.7 million from $6.4 million, and real estate and personal property taxes and insurance increased to $11.4 million from $4.7 million, for the year ended December 31, 1998 in comparison to the prior year. Additionally, real estate related depreciation and amortization increased $21.1 million in 1998 over 1997.

     For the year ended December 31, 1998, general and administrative expenses increased $3.4 million, to $5.3 million from $1.9 million for the prior year. The increase in general and administrative expenses was primarily due to the acquisition of Kahler in October 1997, significant growth in the Company's hotel portfolio and additional personnel added to the staff of the Company. Additionally, the Company incurred increased recurring expenses for legal, accounting and tax services during 1998 due to the significant acquisition and hotel portfolio growth. Also, the

Company incurred $553,000 of costs related to the termination of a significant hotel portfolio acquisition that was under consideration. Increases in other general and administrative expenses were also incurred commensurate with the growth of the Company's hotel portfolio during 1998 and 1997.

     During 1998, the Company disposed of six non-core hotels, that were included in the acquisition of Kahler, for $47.2 million and recognized losses of $3.6 million. Additionally, the Company incurred $1.5 million in costs related to debt and equity offerings that were withdrawn due to market conditions. Accordingly, these costs were expensed in 1998.

     As a result of the above factors, net income available to common stockholders decreased $200,000 to $15.0 million in 1998 from $15.2 million. Earnings per share for 1998 were impacted by the 5.3 million and 21.3 million common shares that were issued during 1998 and 1997, respectively, and on a diluted basis was $0.40 per share as compared to $0.71 per share for 1997. (See discussion of Funds From Operations in "Liquidity and Capital Resources.")

Comparison of the Years Ended December 31, 1997 and 1996

     For the year ended December 31, 1997, lease revenues increased $29.9 million, to $44.7 million from $14.8 million for the corresponding period of 1996. The 202.0% increase is primarily due to the 27 hotels acquired during 1997, the full year effect of hotels acquired during 1996 and net REVPAR increases for continuously owned hotels.

     The Company experienced strong revenue growth of its hotels during 1997. Total room revenue from the Company's hotels increased 178.9% from $34.1 million to $95.1 million over 1996, primarily due to the completion of $521.8 million of hotel acquisitions during the preceding twelve months. On a same unit-sales basis for the entire portfolio, the Company achieved an 8.6% increase in REVPAR during 1997 compared to 1996.

     The 8.6% REVPAR growth for the year ended December 31, 1997 over 1996 was a result of both the performance of the recently repositioned hotels and the internal revenue growth from continuously owned and operated hotels. For comparative purposes, for the year ended December 31, 1997, the nationwide lodging industry, REVPAR growth for the luxury, upscale and mid-price hotel segments, the segments most representative of the Company's hotels, were 5.9%, 4.8% and 4.6%, respectively. The 8.6% increase was driven by a 9.4% increase in ADR from $64.65 in 1996 to $70.75 in 1997.

     REVPAR for 1997 for the non-renovation hotels increased by 18.0% over 1996, from $41.10 to $48.51. Non-renovation hotels represent the Company's portfolio of hotels during periods of stabilized operations (pre- and post-renovation) in both 1997 and 1996. The 18.0% increase in REVPAR for non-renovation hotels was driven by a 11.0% increase in average daily rate from $64.35 to $71.46, while occupancy increase four percentage points. REVPAR for 1997, for the hotels which were undergoing renovation during certain months of 1996 or 1997, decreased 3.9% over the corresponding periods of 1996.

     Interest expense and amortization of financing costs increased to $6.4 million from $1.6 million, and real estate and personal property taxes and insurance increased to $4.7 million from $1.3 million for the year ended December 31, 1997 in comparison to the prior year. Additionally, real estate related depreciation and amortization increased $10.2 million in 1997. These increases are attributable to the growth of the Company's hotel portfolio to 53 hotels during 1997 compared to 24 hotels owned during 1996. Acquisitions are typically initially financed with debt contributing to the increase in interest expense and amortization of financing costs.

     During 1997, the Company recorded increased general and administrative expenses relating to due diligence for hotels not acquired and other general and administrative costs incurred due to the growth of the Company's hotel portfolio. Additionally, effective January 1, 1997, the Company increased the compensation of the President and added a chief financial officer, corporate controller, cash manager and other administrative staff necessitated by the Company's growth. As a result, general and administrative expenses increased to $1.9 million from $1.0 million for the year ended December 31, 1997 in comparison to the prior year.

     As a result of the above factors, net income available to common stockholders increased $9.6 million, to $15.2 million in 1997 from $5.6 million in 1996. Earnings per share on a diluted basis for 1997 was $0.71 per share as compared to $0.69 per share for 1996. (See discussion of Funds from Operations in "Liquidity and Capital Resources.")

National Franchise Affiliations

     The Company generally believes that franchise affiliations provide advantages to its hotels. Such advantages include brand recognition, access to national reservation systems, national direct sales efforts and national volume purchasing agreements, and technical and business assistance. The use of multiple franchise systems provides the Company with further diversification, less dependence on the continued popularity of one brand and less vulnerability to new requirements of any individual franchise affiliation. The Company expects to focus its franchise affiliations on nationally recognized luxury upscale hotel chains. The following table summarizes certain information with respect to the current or anticipated franchise affiliations of the hotels.

                             FRANCHISE AFFILIATIONS
                (As of and for the Year Ended December 31, 1998)

                                                                                                               Percentage of
                                     Number of                          Percentage of         Lease               Lease
   Franchise Affiliation              Hotels              Rooms            Rooms             Revenues            Revenues
 ----------------------------      ------------        ----------       -------------      ------------        --------------

Marriott - Full-Service,
 Courtyard and Residence
 Inn (1)                                 20                 3,520              34.5%             $34,555,000       35.0%
Holiday Inns (1)                         16                 2,534              24.8               19,949,000       20.2
Kahler                                    2                   965               9.4               11,198,000       11.3
Hampton Inns                              9                 1,193              11.7                9,797,000        9.9
Hilton                                    2                   572               5.6                6,008,000        6.1
Hawthorn Suites                           3                   583               5.7                5,025,000        5.1
Sheraton                                  1                   295               2.9                2,969,000        3.0
Comfort Suites                            1                   166               1.6                2,144,000        2.2
Ramada                                    1                   124               1.2                1,340,000        1.4
Best Western                              1                   103               1.0                  649,000        0.7
Radisson (1)                              1                   160               1.6                  740,000        0.7
Other (2)                                --                   --                --                 4,308,000        4.4
                                       ----                ------             -----              -----------      -----

                                         57                10,215             100.0%             $98,682,000      100.0%
                                       ====                ======             =====              ===========      =====

__________
(1) In cases where the Company has obtained approval of a new franchise license, subject to completion of renovations or improvements, the franchise brand indicated represents the approved new franchise brand.

(2) Represents six non-core hotel properties sold during the third quarter of 1998.

Seasonality and Regional Focus

     The Company focuses its current acquisition efforts principally on the Pacific region where supply and demand demographic trends are more favorable. The geographic distribution of the hotels, which are located in eight states, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations that are typical for the hotel industry. The Company also has sought to increase its geographic distributions by focusing on major metropolitan areas. The following table summarizes the Company's presence in each of these eight markets:

                          GEOGRAPHIC DIVERSIFICATION
               (As of and for the Year Ended December 31, 1998)

                                                                                                                Percentage
                                       Number of                         Percentage of          Lease            of Lease
               Region                   Hotels            Rooms              Rooms             Revenues          Revenues
------------------------------       ------------     -------------     ----------------     --------------     -----------
Pacific (1).................             32               5,054               49.5%           $46,423,000         47.0%
Mountain (2)................             21               3,832               37.5             30,854,000         31.3
Minnesota...................              4               1,329               13.0             17,097,000         17.3
Other (3)...................             --                  --                 --              4,308,000          4.4
                                         --             -------               ----            -----------         ----
  Total.....................             57              10,215                100%           $98,682,000          100%
                                         ==              ======               ====            ===========         ====

---------------
(1)  Includes California, Oregon and Washington
(2)  Includes Arizona, Colorado, New Mexico and Utah.
(3) Includes the six non-core hotel properties sold during the third quarter of 1998. Such hotels are located in Idaho, Montana, Texas and West Virginia.

Liquidity and Capital Resources

     Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments. The Company anticipates that its cash flow provided by leasing the hotels to the Lessee will provide the necessary funds on a short- and long-term basis to meet its operating cash requirements. (See discussion of the Lessee's stockholders' deficit in the following section, "The Lessee.") In 1998, the Company paid distributions totaling $44.7 million. Beginning with the third quarter of 1998, the Company increased its regular quarterly dividend 3.64% to $0.285 per share.

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

     Cash Flows from Investing and Financing Activities. The Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements principally through its $350 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank), proceeds from the disposition of certain non-core hotel assets and, when market conditions warrant, proceeds from the issuance of additional equity or debt securities. During 1998, the Company borrowed $182.2 million on the Credit Facility, raised $47.2 million through the disposition of non-core hotel assets and $69.9 million through issuance of common stock. As of December 31, 1998, approximately $163.2 million was available under the Company's shelf registration statement and the Company had $75.5 million of unused commitment on the Credit Facility. The Credit Facility contains financial covenants that require the Company to maintain certain specified financial ratios. Under the most restrictive of these provisions, the Company's maximum additional indebtedness that could be incurred for the acquisition and renovation of hotel properties would have been between $23.7 million and $47.4 million at December 31, 1998, depending upon the use of the funds.

     On July 23, 1998, the Company amended the Credit Facility to (i) increase total commitment to $350.0 million, (ii) increase the total amount available under the Credit Facility from 45% to 50% of the aggregate value of the Company's eligible hotels, as defined, (iii) increase amount available for working capital purposes from $15.0 million to $30.0 million, and (iv) extend the term from June 30, 1999 to June 30, 2000.

     Borrowings under the Credit Facility accrue interest at LIBOR plus 1.40% per annum, to LIBOR plus 2.00% per annum, based upon the leverage of the Company. At December 31, 1998, the Company's actual borrowing rate was LIBOR plus 1.75%. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. The Company may seek to obtain such financing if market conditions are appropriate in management's view.

     During 1998, the Company disposed of six non-core hotel assets that were included in the $372 million acquisition of Kahler Realty Corporation for $47.2 million in cash. These dispositions were structured as non-taxable exchange transactions. Additionally, on February 2, 1999, the Company sold the 129-room limited service Hampton Inn located in Arcadia, California for $8.5 million in cash. The Company continues to consider certain non-core hotel assets for disposition and has identified five additional hotels for disposition, primarily limited service hotels.

     As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through the use of the Credit Facility or other borrowings, proceeds from the disposition of non-core hotel assets and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its current strategy for growth. During 1998, the Company used cash in the amount of $217.8 million as well as debt and the issuance of Units to acquire hotel properties and other real estate investments, including redevelopment and recurring capital expenditures.

     During 1998, the Company invested approximately $68.2 million in major renovations and conversions of 20 of its hotels. During the quarters ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, there were twelve, eleven, four and nine hotels under renovation, respectively. Certain of these hotels were under renovation for more than one quarter. The Company estimates it will invest an additional $34.0 million to complete the renovation of those hotels currently under renovation and certain other recently acquired hotels. Management believes the renovations should result in incremental increases in REVPAR after a ramp-up period at these renovation hotels and increased lease revenue for the Company.

     The Company selectively develops luxury and upscale hotels in markets where management believes room demand and other competitive factors justify new construction. On August 12, 1998, the Company completed its acquisition and development of the newly-built Pueblo Marriott in Pueblo, Colorado, for a cost of approximately $12.0 million that was funded with the Credit Facility. Additionally, the Company is in the construction phases of developing three additional hotels, which are expected to open in 1999. The Company estimates it will invest approximately $35.3 million to complete the development of these hotels. This development will be funded by approximately $21.0 million in loan proceeds from the existing construction lender for two of the hotels which are being built by third parties, proceeds from the February 1999 sale of the Hampton Inn located in Arcadia, California and the Credit facility. In conjunction with the on-going development activity, the Company has various contracts and commitments outstanding with third parties. The Company plans to fund remaining commitments under these agreements through the use of the Credit Facility, and proceeds from the disposition of certain non-core hotel assets. In addition, the Company may acquire additional hotels and invest additional cash for renovations during 1999.

     The Company historically has financed hotel acquisitions through advances on the Credit Facility and the issuance of equity securities. The Company intends to finance future acquisitions of hotel properties, hotel renovations and non-recurring capital improvements principally through the Credit Facility, proceeds from the disposition of non-core hotel assets and, when market conditions warrant, by issuing additional equity or debt securities. There can be no assurance that the Company will have access to capital on favorable terms. If the Company's access to capital is restricted, its ability to acquire additional hotel properties or to complete development projects or major
renovation projects may be adversely affected.   A decline in the Company's
acquisition pace relative to historical periods may result in a decline in earnings growth.

     Funds From Operations ("FFO"). Management believes that FFO is one measure of financial performance of an equity REIT, such as the Company. FFO (as defined at footnote below) grew by 78% to $57.2 in 1998 from $32.2 million in 1997.

                                                       1998                  1997                  1996
                                                      Actual                Actual                Actual
                                                ------------------    ------------------    ------------------

        Net Income                                    $16,958,000           $15,591,000           $ 5,634,000
        Add back:
         Real estate related depreciation
           and amortization                            35,835,000            14,749,000             4,514,000

        Losses on dispositions of hotel
         properties                                      3,574,000                   --                    --
        Minority interest                                  851,000             1,886,000             1,090,000
                                                ------------------    ------------------    ------------------
        FFO assuming conversion of
         preferred shares                              $57,218,000           $32,226,000           $11,238,000
                                                ==================    ==================    ==================

___________________

Management and industry analysts generally consider Funds From Operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property plus real estate related depreciation and amortization (excluding amortization of financing costs). FFO should be considered in conjunction with net income as presented in the Company's consolidated financial statements and Notes thereto. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds From Operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

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

     The Lessee relies on information technology ("IT") systems and other systems and facilities such as PBX switches, elevators, heating, ventilation and air conditioning, security, fire and life safety and other environmental systems ("embedded systems") to conduct its business. Both the IT and the embedded systems are subject to the Year 2000 Issue which, if not remedied in time, could have an impact on the operations of the Lessee. The Lessee may also be exposed to risk from third parties with whom the Lessee interacts who fail to adequately address their own Year 2000 issues. Such third parties include franchisors, vendors, suppliers and significant customers.

     To mitigate and minimize the number and seriousness of any disruptions caused by the Year 2000 Issue, the Company and the Lessee have developed and adopted a Year 2000 Compliance Program (the "Compliance Program") which involves the following four phases: assessment, which includes development of an action plan and inventorying of hotel systems, remediation, testing and implementation. With the assistance of outside consultants, site surveys are being performed and all hotel systems will be identified and inventoried and will include information such as the manufacturer or vendor who performed the installation, currently services or maintains each system. The Lessee has begun contacting these vendors to obtain certification relating to their Year 2000 compliance testing. In addition, all parties for building systems that service leased premises, or a facility within leased premises are located and are operated and controlled by or interact with a software program will be identified and contacted. It should be noted that due to the complexity of some of the systems, in many cases, the only way to determine the potential impact of the systems would be to verify the Year 2000 effect with the particular vendor. The assessment phase was completed in February 1999.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase - Hotel and Lessee Systems:

     Based on the results of the site assessments, the identified IT and embedded systems will be replaced or upgraded. The system upgrades will be prioritized according to their critical importance. Life safety systems and emergency services will take priority in accordance with the steps laid out in the Compliance Program. The various vendors associated with any system replacements or upgrades will be contacted to determine their readiness to deal with these system enhancements. Performance of certain testing by the vendors may be required in several cases to ensure Year 2000 compliance. All vendors, manufacturers, service personnel, consultants, contractors, lessees and lessors will be requested to prepare a letter certifying and warranting that all systems, utilities and services containing time and date-related coding and internal programs, shall continue without interruption beyond December 31, 1999. The implementation will be monitored and managed on a real-time basis to ensure a smooth upgrade of the systems. Completion of the implementation and testing phases for all significant systems is expected by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999, with 100% completion targeted for October 31, 1999.

Nature and Level of Importance of Third Party Systems and Their Exposure to the Year 2000:

     The Lessee is in the process of surveying its vendors and service providers that are critical to the Lessee's business to determine whether they are Year 2000 compliant. The Lessee expects that these surveys will be completed by the end of the second quarter of 1999, but cannot guarantee that all vendors or service providers will respond to the survey, and therefore the Lessee may not be able to determine Year 2000 compliance of those vendors or service providers. By the end of the second quarter of 1999, the Lessee will determine the extent to which the Lessee will be able to replace those vendors not in compliance. There may be instances in which the Lessee will have no alternative but to remain with non-compliant vendors or service providers. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company and the Lessee. The effect of compliance by vendors is not determinable.

Cost of Addressing Year 2000 Issues:

     The Company estimates that total cost for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $1.0 million and will be funded by the Company through its operating cash flows. To date, the costs incurred to address the Year 2000 issue consist primarily of services provided by outside consultants for onsite system surveys and total $163,000 which was expensed by the Company in 1999. The remaining balance is also anticipated to be expended in 1999.

Risks Presented by Year 2000 Issues:

     Management of the Company and the Lessee believe they have an effective plan in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Lessee has not yet completed all necessary phases of the Year 2000 program. In the event that the Lessee does not complete any additional phases, the Lessee may encounter system failures associated with third-party vendors such as disruptions in passenger transportation or transportation systems generally, loss of utility and telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. These disruptions could adversely affect the Company and the Lessee, their businesses and their financial conditions. The Company and the Lessee cannot predict the actual effects of the Year 2000 Issue on their businesses, such effects depend on numerous uncertainties such as whether significant third parties have properly and timely addressed the Year 2000 Issue, and whether broad-based or systemic economic failures may occur. Due to the general uncertainty inherent in the Year 2000 Issue and the Company's and Lessee's dependence on third parties, Management is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

Contingency Plan:

     The Lessee is in the process of developing its contingency plan for the systems operated an maintained by the Lessee and the hotels. This is necessary in order to provide for the most likely worst case scenarios regarding Year 2000 compliance. The contingency plan is expected to be completed in 1999.

Impact of Inflation

     The Company's business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the Company's Percentage Leases allow, on an annual basis, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in base rents, which generally serves to minimize the risk to the Company of the adverse effects of inflation. For construction, the Company has entered into various contracts for the developmental and construction of new hotel properties. These are fixed-fee contracts and thus partially insulate the Company from inflationary risk.

The Lessee

     For a discussion of the Lessee's revenue operations and a comparison of the year ended December 31, 1998 to 1997, see "Results of Operations" of the Company. Additionally, the Lessee has incurred significant losses from its inception in 1995. At December 31, 1998, the Lessee's stockholders' deficit amounted to $10.5 million. At December 31, 1998, the Lessee's rent payable to the Company amounted to $7.5 million. Also at December 31, 1998, the Lessee's current liabilities exceeded its current assets by $9.8 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month-end.

     The Lessee's losses from inception are primarily attributable to the substantial renovations to the Company's hotels which the Lessee operates and the original terms of the Percentage Leases. During 1998, 1997 and 1996, a significant portion of the Company's hotel portfolio underwent renovation and redevelopment, 20, 19 and 8 hotels, respectively.

     Such renovations were made in conjunction with the Company's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning, resulting in higher potential revenue. There can be no assurance, however, that the Lessee's operating results will improve because of various factors described under "Risk Factors." During periods of significant renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments.

     During 1998, the Lessee entered into a $1.5 million line of credit that expires on December 29, 1999 with its primary stockholder, Mr. Alter. The line of credit is to be used exclusively for general short-term working capital needs. As of December 31, 1998, $650,000 was outstanding on the line of credit. Through March 5, 1999, an additional $800,000 was drawn on the line of credit and $644,000 was repaid.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt, repricing on its fixed rate debt at various points in the future and future debt.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                                                      Fair Value
                                          1999      2000      2001      2002      2003      Thereafter      Total      12/31/98
                                       -----------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Liabilities
Tax-exempt mortgage bond financings...  $  740     $  792    $  857    $  926    $ 1,009   $  24,366       $28,690    $28,690
  Average interest rate (1)...........
Unsecured line of credit..............            274,500                                                  274,500    274,500
  Average interest rate...............         LIBOR + 1.75%
Fixed mortgage notes payable..........   7,661      1,196     1,272    30,596        598      12,356        53,679     55,457
  Average interest rate...............   9.57%      8.70%     8.57%     7.99%      9.53%       9.42%
Variable mortgage notes payable.......             22,600                                                   22,600     22,600
  Average interest rate...............         LIBOR + 2.25%

__________
(1) The average interest rates are variable tax-exempt rates and are adjusted on a weekly or monthly basis. The weighted average interest rate as of December 31, 1998 was 3.75%.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

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

                                    PART III
                                    --------

     Certain information required by Part III is omitted from this Report in that the Company has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 24, 1999 and the information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements  See Index to Financial Statements on page F-1.

     2. Financial Statement Schedule See Index to Financial Statements on page F-1.

     3.   Exhibits:

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
 3.1          Amended Articles of Incorporation of the Company, as further amended by the Articles of Amendment of the Company, as filed with the State Department of Assessments and Taxation of Maryland on
              November 9, 1994, filed as Exhibit 3.1 to the Company's Registration Statement No. 33-84346 and
              incorporated herein by this reference.

 3.2          Amended and Restated Bylaws of the Company, as currently in effect filed as Exhibit 3.2 to the
              Company's Registration Statement No. 333-65037 and incorporated herein by this reference.

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

 3.5.1        Articles of Amendment of the Company, as filed with the State Department of Assessments and
              Taxation of Maryland on April 21, 1998, filed as Exhibit 3.5 to the Company's Registration
              Statement No. 333-65037 and incorporated herein by this reference.

 3.6          Articles Supplementary Classifying Shares of 7.9% Class A Cumulative Convertible Preferred Stock,
              as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997,
              filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1997 and incorporated herein by this reference.

10.1 thru     Omitted
    10.1.14

10.1.15       Second Amended and Restated Agreement of Limited Partnership dated as of October 4, 1997, filed as
              Exhibit 10.1.15 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by this reference.

10.1.16*      Counterpart Second Amended and Restated Agreement of Limited Partnership for Admission of
              Additional Limited Partner to Sunstone Hotel Investors, dated April 30, 1998.

10.2          Form of Percentage Lease, filed as Exhibit 10.2 to the Company's Registration Statement No.
              33-84346 and incorporated herein by this reference.

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
10.2.1        Lease Agreement dated as of August 16, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in
              Denver S.E., Colorado, filed as Exhibit 10.2.1 to the Company's 1995 10-K and incorporated herein by this reference.

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

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
10.2.11       Lease Agreement dated as of December 13, 1995 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn Hotel located in
              Oakland, California, filed as Exhibit 10.2.11 to the Company's 1995 10-K and incorporated herein by this reference.

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

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
10.2.21       Lease Agreement dated October 29, 1996 by and between Sunstone Hotel Investors, L.P., as lessor, and Sunstone Hotel Properties, Inc., as lessee, for the Hampton Inn located in Tucson, Arizona.
              Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.21 to the Company's Quarterly Report on Form 10-Q/A for the
              quarter ended June 30, 1997 and incorporated herein by this reference.

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

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
10.2.28       Lease Agreement dated March 31, 1997 by and between Sunstone Hotel Investors, L.P., as lessor, and
              Sunstone Hotel Properties, Inc., as lessee, for the Holiday Inn located in La Mirada, California.
              Substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.  The material differences between this Exhibit and Exhibit 10.2 are set forth in the schedule filed as Exhibit 10.2.28 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1997 and incorporated herein by this reference.

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

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
              Lease Agreement by and between Sunstone Hotel Investors, L.P. or its subsidiaries as lessor, and
              Sunstone Hotel Properties, Inc., as lessee, substantially identical to Exhibit 10.2; full text omitted pursuant to Instruction 2 to Item 601 of Regulation S-K and incorporated herein by this reference.

10.2.36*      Lease Agreements entered into in 1998 by and between Sunstone Hotel Investors, L.P. or its subsidiaries as lessor, and Sunstone Hotel Properties, Inc., as lessee for various hotel properties.  Full text of leases omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.
              The hotel properties subject to the leases, the dates of the leases and the material differences between the leases and the lease filed as Exhibit 10.2 are set forth  in the Schedule of Material
              Differences Among Percentage Leases for 1998.

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

10.7          1994 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Registration Statement No.
              33-84346 and incorporated herein by this reference.

10.7.1        Amendment to the 1994 Stock Incentive Plan filed on March 17, 1997 as Appendix A to the Company's
              1997 Proxy Statement and incorporated herein by this reference.

10.7.2        Amendment to the 1994 Stock Incentive Plan filed on February 27, 1999 as Appendix A to the
              Company's 1998 Preliminary Proxy Statement and incorporated herein by this reference.

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

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
10.11         Form of Notice of Grant of Automatic Stock Option, Automatic Stock Option Agreement, Stock
              Purchase Agreement and Automatic Direct Stock Issuance Agreement to be generally used in connection with the 1994 Directors Plan, filed as Exhibit 10.11 to the Company's Registration
              Statement No. 33-84346 and incorporated herein by this reference.

10.12 thru    Omitted
      10.20

10-22 thru    Omitted
   10.30.17

10.30.18      Amended and Restated Third Party Pledge Agreement among the Partnership, Robert A. Alter and
              Charles Biederman, effective August 28, 1997 filed as Exhibit 10.30.18 to the Company's 1997
              Annual Report on Form 10-K and incorporated herein by this reference.

10.31         Omitted

10.31.1       Amended and Restated Revolving Credit Agreement dated as of October 10, 1997, among Sunstone Hotel
              Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo Bank, National
              Association, filed as Exhibit 10.31.1 to the Company's 1997 Annual Report on Form 10-K/A filed on
              October 16, 1998 and incorporated herein by this reference.

10.31.2       First Amendment to Amended and Restated Revolving Credit Agreement, dated January 26, 1998, among
              Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo
              Bank, National Association, filed as Exhibit 10.31.1 to the Company's 1998 Annual Report on Form
              10-K and incorporated herein by this reference.

10.31.3*      Second Amendment to Amended and Restated Revolving Credit Agreement, dated July 22, 1998, among
              Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo
              Bank, National Association.

10.31.4*      Third Amendment to Amended and Restated Revolving Credit Agreement, dated August 28, 1998, among
              Sunstone Hotel Investors, L.P., Bank One Arizona, NA, Credit Lyonnais New York Branch, Wells Fargo
              Bank, National Association.

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

10.34         Asset Purchase Agreement by and between Sunstone Hotels, LLC and Sunstone Hotel Properties, Inc.,
              dated October 14, 1997 and filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K/A on
              March 30, 1998 and incorporated herein by this reference.

10.35         First Amendment to Asset Purchase Agreement dated December 19, 1997 and filed as Exhibit 10.24.1 to the Company's Annual Report on  Form 10-K/A on March 30, 1998 and incorporated herein by this reference.

  EXHIBIT
    NO.                                   DESCRIPTION
--------------------------------------------------------------------------------
21            List of Subsidiaries of the Registrant.

23.1*         Consent of Ernst & Young LLP

23.2*         Consent of PricewaterhouseCoopers LLP

27*           Financial Data Schedule

_______________________
 *   Filed herewith.

(b)  Reports on Form 8-K; all other exhibits previously filed.

     No reports on Form 8-K were filed during the fourth quarter of 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 5, 1999.

                                     SUNSTONE HOTEL INVESTORS, INC.

                                     By: /s/  ROBERT A. ALTER
                                         ---------------------------------------
                                              Robert A. Alter
                                              President, Secretary and
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                           Title                       Date
-------------------------    ----------------------------------    -------------

/s/ ROBERT A. ALTER          President, Secretary and Chairman     March 5, 1999
-------------------------    of the Board of Directors
Robert A. Alter              (Principal Executive Officer)

/s/ CHARLES L. BIEDERMAN     Vice Chairman of the Board of         March 5, 1999
-------------------------    Directors
Charles L. Biederman

/s/ R. TERRENCE CROWLEY      Chief Operating Officer (Principal    March 5, 1999
-------------------------    Financial and Accounting Officer)
R. Terrence Crowley

                             Director
-------------------------
C. Robert Enever

/s/ LAURENCE GELLER          Director                              March 5, 1999
-------------------------
Laurence Geller

/s/ DAVID E. LAMBERT         Director                              March 5, 1999
-------------------------
David E. Lambert

/s/ H. RAYMOND BINGHAM       Director                              March 5, 1999
-------------------------
H. Raymond Bingham

/s/ FREDRIC H. GOULD         Director                              March 5, 1999
-------------------------
Fredric H. Gould

                             Director
-------------------------
Paul D. Kazilionis

/s/ EDWARD H. SONDKER        Director                              March 5, 1999
-------------------------
Edward H. Sondker

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
SUNSTONE HOTEL INVESTORS, INC.
  Report of Independent Auditors..........................................  F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997............  F-3
  Consolidated Statements of Operations for the Years Ended December 31,
   1998, 1997 and 1996....................................................  F-4
  Consolidated Statements of Equity for the Years Ended December 31, 1998,
   1997 and 1996..........................................................  F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1998............................................................... F-27
  Report of Predecessor Accountants....................................... F-29
SUNSTONE HOTEL PROPERTIES, INC. (THE "LESSEE")
  Report of Independent Auditors.......................................... F-30
  Consolidated Balance Sheets as of December 31, 1998 and 1997............ F-31
  Consolidated Statements of Operations for the Years Ended December 31,
   1998, 1997 and 1996.................................................... F-32
  Consolidated Statements of Changes in Stockholders' Deficit for the
   Years Ended December 31, 1998, 1997 and 1996........................... F-33
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996.................................................... F-34
  Notes to Consolidated Financial Statements.............................. F-35
  Report of Predecessor Accountants....................................... F-46

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Sunstone Hotel Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ ERNST & YOUNG LLP


Newport Beach, California
February 19, 1999

                         SUNSTONE HOTEL INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
ASSETS:
Investments in hotel properties, net               $840,974,000  $704,817,000
Other real estate investment properties, net         17,027,000    11,459,000
Cash and cash equivalents                               859,000     3,584,000
Restricted cash                                       2,853,000     2,421,000
Rent receivable--Lessee                               7,498,000     7,641,000
Other assets, net                                     6,425,000     9,655,000
                                                   ------------  ------------
                                                   $875,636,000  $739,577,000
                                                   ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                           $274,500,000  $179,800,000
Notes payable                                       104,969,000   116,671,000
Accounts payable and other accrued expenses          18,921,000    10,937,000
Dividends payable to preferred shareholders             503,000       422,000
                                                   ------------  ------------
                                                    398,893,000   307,830,000
                                                   ------------  ------------
Commitments and contingencies (Note 10)
Minority interest                                    25,493,000    33,860,000
Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred
 Stock, $.01 par value, 10,000,000 authorized;
 250,000 issued and outstanding as of December
 31, 1998 and 1997 (liquidation preference $100
 per share aggregating $25,000,000)                       3,000         3,000
Common stock, $.01 par value, 150,000,000
 authorized; 37,572,263 and 32,284,103 issued and
 outstanding as of December 31, 1998 and 1997,
 respectively                                           376,000       323,000
Additional paid-in capital                          479,848,000   401,098,000
Distributions in excess of earnings                 (28,977,000)   (3,537,000)
                                                   ------------  ------------
                                                    451,250,000   397,887,000
                                                   ------------  ------------
                                                   $875,636,000  $739,577,000
                                                   ============  ============

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
REVENUES:
Lease revenue--Lessee                    $98,682,000  $44,680,000  $14,848,000
Interest and other income                    473,000      471,000      236,000
                                         -----------  -----------  -----------
                                          99,155,000   45,151,000   15,084,000
                                         -----------  -----------  -----------
EXPENSES:
Real estate related depreciation and
 amortization                             35,835,000   14,749,000    4,514,000
Interest expense and amortization of
 financing costs                          23,734,000    6,365,000    1,558,000
Real estate and personal property taxes
 and insurance                            11,409,000    4,670,000    1,273,000
General and administrative                 5,344,000    1,890,000    1,015,000
Cost of withdrawn offerings                1,450,000          --           --
                                         -----------  -----------  -----------
Total expenses                            77,772,000   27,674,000    8,360,000
                                         -----------  -----------  -----------
Income before losses on dispositions of
 hotel properties and minority interest   21,383,000   17,477,000    6,724,000
Losses on dispositions of hotel
 properties                               (3,574,000)         --           --
Minority interest                           (851,000)  (1,886,000)  (1,090,000)
                                         -----------  -----------  -----------
NET INCOME                                16,958,000   15,591,000    5,634,000
Distributions on preferred shares         (1,975,000)    (422,000)         --
                                         -----------  -----------  -----------
INCOME AVAILABLE TO COMMON STOCKHOLDERS  $14,983,000  $15,169,000  $ 5,634,000
                                         ===========  ===========  ===========
EARNINGS PER SHARE (Note 9)
  Basic                                  $      0.40  $      0.72  $      0.70
                                         ===========  ===========  ===========
  Diluted                                $      0.40  $      0.71  $      0.69
                                         ===========  ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                       CONSOLIDATED STATEMENTS OF EQUITY

                                                                Preferred
                                           Common Stock           Stock         Additional   Distributions
                                        --------------------  ---------------    Paid-In     in Excess of
                             Total        Shares       $      Shares     $       Capital       Earnings
                          ------------  ----------  --------  -------  ------  ------------  -------------
Balance at December 31,
 1995                     $ 37,495,000   6,322,000  $ 63,000      --   $  --   $ 37,432,000  $        --
Issuance of common
 stock, net                 43,151,000   4,614,457    46,000      --      --     43,105,000           --
Distributions declared      (5,642,000)        --        --       --      --            --     (5,642,000)
Net income                   5,634,000         --        --       --      --            --      5,634,000
Redeemed Operating
 Partnership Units in
 excess of book value           (7,000)        --        --       --      --         (7,000)          --
Reallocation of minority
 interest                      170,000         --        --       --      --        170,000           --
                          ------------  ----------  --------  -------  ------  ------------  ------------
Balance at December 31,
 1996                       80,801,000  10,936,457   109,000      --      --     80,700,000        (8,000)
Issuance of common
 stock, net                306,067,000  21,347,646   214,000      --      --    305,853,000           --
Issuance of preferred
 stock                      25,000,000         --        --   250,000   3,000    24,997,000           --
Distributions declared     (18,698,000)        --        --       --      --            --    (18,698,000)
Income available to
 common stockholders        15,169,000         --        --       --      --            --     15,169,000
Redeemed Operating
 Partnership Units in
 excess of book value         (184,000)        --        --       --      --       (184,000)          --
Reallocation of minority
 interest                  (10,268,000)        --        --       --      --    (10,268,000)          --
                          ------------  ----------  --------  -------  ------  ------------  ------------
Balance at December 31,
 1997                      397,887,000  32,284,103   323,000  250,000   3,000   401,098,000    (3,537,000)
Issuance of common
 stock, net                 77,857,000   5,288,160    53,000      --      --     77,804,000           --
Distributions declared     (40,423,000)        --        --       --      --            --    (40,423,000)
Income available to
 common stockholders        14,983,000         --        --       --      --            --     14,983,000
Redeemed Operating
 Partnership Units in
 excess of book value          (32,000)        --        --       --      --        (32,000)           --
Reallocation of minority
 interest                      978,000         --        --       --      --        978,000            --
                          ------------  ----------  --------  -------  ------  ------------  ------------
Balance at December 31,
 1998                     $451,250,000  37,572,263  $376,000  250,000  $3,000  $479,848,000  $(28,977,000)
                          ============  ==========  ========  =======  ======  ============  ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the Years Ended December 31,
                                   ------------------------------------------
                                       1998           1997           1996
                                   -------------  -------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                         $  16,958,000  $  15,591,000  $  5,634,000
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Minority interest                      851,000      1,886,000     1,090,000
  Depreciation and amortization       35,835,000     14,849,000     4,514,000
  Amortization of financing costs      2,222,000        637,000       221,000
  Losses on dispositions of hotel
   properties                          3,574,000            --            --
  Changes in operating assets and
   liabilities:
    Rent receivable--Lessee              143,000     (5,281,000)   (1,714,000)
    Other assets, net                     50,000       (996,000)       21,000
    Accounts payable and other
     accrued expenses                  4,278,000     (2,370,000)    1,903,000
                                   -------------  -------------  ------------
Net cash provided by operating
 activities                           63,911,000     24,316,000    11,669,000
                                   -------------  -------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Acquisition, improvements and
 additions to hotel properties      (212,689,000)  (378,019,000)  (83,857,000)
Acquisition, improvements and
 additions to other real estate
 investments                          (5,092,000)   (11,558,000)          --
Proceeds from sale of hotel
 properties                           47,238,000            --      1,100,000
Restricted cash                         (432,000)        44,000           --
Issuance of notes receivable                 --      (5,474,000)          --
Payments received on notes
 receivable                            5,534,000      2,461,000           --
                                   -------------  -------------  ------------
Net cash used in investing
 activities                         (165,441,000)  (392,546,000)  (82,757,000)
                                   -------------  -------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net proceeds from issuance of
 common stock                         69,854,000    273,317,000    43,151,000
Contributions from minority
 interests                                   --         483,000           --
Payment of deferred financing
 costs                                (3,144,000)    (1,720,000)     (308,000)
Borrowings on revolving line of
 credit                              182,200,000    185,900,000    53,200,000
Principal payments on revolving
 line of credit                      (87,500,000)   (46,500,000)  (21,200,000)
Principal payments on notes
 payable                             (17,881,000)   (18,233,000)     (411,000)
Distributions to common
 stockholders                        (40,423,000)   (18,698,000)   (7,096,000)
Distributions to minority
 interests                            (2,407,000)    (2,877,000)   (1,328,000)
Distributions to preferred
 stockholders                         (1,894,000)           --            --
                                   -------------  -------------  ------------
Net cash provided by financing
 activities                           98,805,000    371,672,000    66,008,000
                                   -------------  -------------  ------------
Net change in cash and cash
 equivalents                          (2,725,000)     3,442,000    (5,080,000)
Cash and cash equivalents,
 beginning of year                     3,584,000        142,000     5,222,000
                                   -------------  -------------  ------------
Cash and cash equivalents, end of
 year                              $     859,000  $   3,584,000  $    142,000
                                   =============  =============  ============
SUPPLEMENTAL DISCLOSURE:
 Cash paid for interest, net of
  amounts capitalized              $  22,238,000  $   4,942,000  $  1,337,000
                                   =============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1. Organization, Relationship with Lessee and Basis of Presentation

Organization:

  Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company"), was formed in September 1994 and commenced operations as a real estate investment trust ("REIT") on August 15, 1995. At December 31, 1998, the Company had a 94.7% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which also commenced operations in August 1995. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

  At December 31, 1998, the Company's portfolio included 57 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman and President of the Company (80%), and Charles L. Biederman, Vice Chairman of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Relationship with Lessee:

  The Company must rely solely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its substantial rent obligation to the Company under the Percentage Leases. The Lessee has incurred significant losses from its inception in 1995. At December 31, 1998, the Lessee's stockholder's deficit amounted to $10.5 million. At December 31, 1998, the Lessee's rent payable to the Company amounted to $7.5 million. Also at December 31, 1998, the Lessee's current liabilities exceeded its current assets by $9.8 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month-end. The Company's management will continue to evaluate the financial condition of the Lessee and continue to evaluate other factors regarding the relationship between the Company and the Lessee.

Basis Of Presentation:

  The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

2. Summary of Significant Accounting Policies

Investments In Hotel Properties and Other Real Estate:

  Hotel properties and other real estate assets are recorded at cost, less accumulated depreciation. During periods of construction or major renovation, interest attributable to hotel rooms under construction or major renovation and not in service is capitalized until such rooms are available for their intended use under a specific identification method. Interest related to other real estate is capitalized to the real estate project while under development until the project is ready for its intended use. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Summary of Significant Accounting Policies, (continued)

Investments In Hotel Properties and Other Real Estate, continued:

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

  The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of the assets. Long-lived assets held for sale are reported at the lower of their carrying amount or fair value less selling costs. At December 31, 1998, management believes that the sum of the expected future undiscounted cash flows excluding interest charges, for each hotel property and other real estate assets is greater than assets' respective carrying amount. Accordingly, no such impairment losses have been recognized by the Company on its hotel properties and other real estate assets.

Cash And Cash Equivalents:

  Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

Restricted Cash:

  Restricted cash is comprised of reserve accounts for capital replacements, property taxes and debt service. These restricted funds are subject to supervision and approval by the respective lenders.

Rent Receivable Lessee:

  At December 31, 1998, all rent payments due from the Lessee are current. Under the terms of the Percentage Leases, monthly base rent is due from the Lessee in arrears and percentage rent is due 45 days after the end of each respective month. As of December 31, 1998, the $7.5 million due from the Lessee consists of percentage rent for the months of November and December 1998 and base rent for the month of December 1998.

Other Assets:

  Other assets consist primarily of notes receivable, deferred financing costs, liquor license costs and prepaid expenses. Amortization of deferred financing costs is computed using the straight-line method over the life of the related loan based upon the terms of the loan agreements.

Offering Costs:

  Specific incremental costs incurred in connection with securities offerings are deferred and charged against the gross proceeds of the related offerings. Deferred costs related to aborted offerings are expensed in the period the offering is aborted.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Minority Interest:

  Minority interest carried on the balance sheet is adjusted periodically upon issuance of either common stock of the Company or Operating Partnership units. Minority interest is based on the number of Operating Partnership units outstanding held by affiliates and unrelated parties divided by the sum of total Operating Partnership units outstanding at the measurement date (Note
8). Minority interest adjustments are recorded as adjustments to additional paid-in capital.

Concentrations:

  The Company must rely solely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet rent obligations under the Percentage Leases. In 1998, 1997 and 1996, the Company earned rents of $98.7 million, $44.7 million and $14.8 million, respectively, representing 99.5%, 99.0% and 98.4%, respectively, of the Company's total revenue, all of which was earned from the Percentage Leases with the Lessee (Note 11). See the Lessee's consolidated financial statements included elsewhere herein.

  The Company currently invests primarily in hotel properties. The hotel industry is highly competitive and the Company's hotel investments are subject to competition from other hotels for guests. Each of the Company's hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting its hotel investments.

  At December 31, 1998 and 1997, the Company had cash amounts in banks that were in excess of federally insured amounts.

Lease Revenue Recognition:

  All of the Company's operating hotel properties are leased to the Lessee under Percentage Leases (Note 11). The Company recognizes lease revenue when earned over the terms of the respective Percentage Leases.

Start-Up Costs and Advertising Expense:

  Start-up costs and advertising and promotion costs are expensed when incurred.

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

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Earnings Per Share:

  Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, Earnings per Share ("Statement No. 128"). All earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the requirements of Statement No. 128 (Note 9).

Fair Value Of Financial Instruments:

  Management has estimated the fair value of its financial instruments. Considerable judgment is required in interpreting market data in order to develop estimates of the fair value of the Company's financial instruments. Accordingly, the estimated values are not necessarily indicative of the amounts that could be realized in current market exchanges. For those financial instruments for which it is practical to estimate fair value, management believes that the carrying amounts of the Company's financial instruments reasonably approximate their fair value at December 31, 1998 and 1997.

Use Of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates in the near term.

  Significant estimates made in preparing the consolidated financial statements include recoverability of long-lived assets and the outcome of any claims and litigation that may arise in the ordinary course of business.

Seasonality:

  The hotel industry is seasonal in nature. Seasonal variations in revenues at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues.

Reclassifications:

  Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Standards:

  During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of A Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company. The Company's hotel properties generated lease revenues from a single lessee though its Percentage Leases. The Company separately evaluates the performance of each of its hotels. However, because each of the hotels have similar economic characteristics, facilities and services, the hotel properties have been aggregated into a single dominant segment. The Company evaluates performance and allocates resources primarily based on revenue per available room, average daily rate and the occupancy rates of individual hotels.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Summary of Significant Accounting Policies, continued

New Accounting Standard, continued:

  In 1998, the Company adopted the Emerging Issues Task Force of the Financial Accounting Standards Board's consensus on Issue No. 97-11 ("EITF 97-11"), Accounting for Internal Costs Relating to Real Estate Property Acquisitions. EITF 97-11 requires internal preacquisition costs related to the purchase of an operating property be expensed as incurred. As a result of the adoption of EITF 97-11 for the year ended December 31, 1998, the Company expensed $252,000 in internal acquisition costs.

3. Investments In Hotel Properties

  Investments in hotel properties consists of the following at December 31:

                                                  1998          1997
                                              ------------  ------------
   Land                                       $116,531,000  $ 93,456,000
   Buildings and improvements                  657,066,000   549,770,000
   Fixtures, furniture and equipment           113,121,000    77,247,000
   Construction in process                      19,710,000    15,991,000
                                              ------------  ------------
                                               906,428,000   736,464,000
   Accumulated depreciation and amortization   (65,454,000)  (31,647,000)
                                              ------------  ------------
   Investments in hotel properties, net       $840,974,000  $704,817,000
                                              ============  ============

1998 Investments:

  During 1998, the Company acquired ten hotel properties for aggregate consideration of $134.2 million, including transaction costs, comprised of $126.1 million in cash, $6.2 million in an assumed note payable and the issuance of 118,409 units valued at $1.9 million which are exchangeable for a like number of shares of common stock of the Company. Also during 1998, the Company completed, or was in the process of completing, substantial renovations at 20 of the hotel properties, and in connection with such renovation, the Company incurred costs of approximately $68.2 million.

1998 Disposition of Non-Core Assets:

  During 1998, the Company disposed of six non-core hotel assets, that were included in the acquisition of Kahler Realty Corporation, for $47.2 million and recognized losses of $3.6 million.

1997 Kahler Acquisition:

  On October 15, 1997, the Company completed the acquisition of all the outstanding capital stock of Kahler Realty Corporation ("Kahler") from Westbrook Real Estate Fund I, L.P. and Westbrook Real EstateCo-Investment Partnership I, L.P. (collectively, "Westbrook") for aggregate consideration of $372.3 million (the "Kahler Acquisition"), including the concurrent buyout of minority interests in certain hotels that were partially owned by Kahler. In addition, the Company may be required to pay up to $16.0 million in additional consideration, based upon specified future operating results of the acquired hotels. Any unpaid adjustment to the purchase price will be treated as additional consideration and capitalized to the hotel properties. The Kahler Acquisition was funded with the net proceeds from the Company's public offering in October 1997, the assumption of Kahler debt, the issuance of common and preferred stock to Westbrook and with borrowings from the Company's unsecured revolving line of credit. The Kahler portfolio purchased by the Company consisted of 17 hotels with 4,255 rooms (the "Kahler Hotels"), principally in two markets, the Mountain region states of Utah, Idaho, Montana and Arizona (11 hotels) and Rochester, Minnesota (four hotels).

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Investments In Hotel Properties, continued

Other 1997 Investments:

  During 1997, the Company acquired or invested in 12 hotel properties, excluding the Kahler Acquisition, for aggregate consideration of $150.4 million, including transaction costs, comprised of $121.4 million in cash, $20.5 million in assumed notes payable and the issuance of 624,740 Units valued at $8.5 million, which are exchangeable for a like number of shares of common stock of the Company. During 1997, the Company completed, or was in the process of completing, substantial renovations at 19 of the hotel properties, and in connection with such renovations, incurred costs of approximately $48.8 million.

  The Kahler Acquisition and all of the other hotels properties acquired in 1998 and 1997 have been accounted for as purchase transactions and, accordingly, the results of operations of the acquisitions have been included in the Company's consolidated results of operations from the respective dates of acquisition.

4. Other Real Estate Investments

  Other real estate investments consists of the following at December 31:

                                                1998         1997
                                             -----------  -----------
   Laundry facilities
     Land                                    $ 2,867,000  $ 2,867,000
     Buildings and improvements                6,857,000    6,857,000
     Fixtures, furniture and equipment         1,911,000    1,834,000
                                             -----------  -----------
                                              11,635,000   11,558,000
     Accumulated depreciation                   (502,000)     (99,000)
                                             -----------  -----------
                                              11,133,000   11,459,000

   Land held for future development or sale    1,497,000          --
     Office building under development Land      650,000          --
     Construction in progress                  3,747,000          --
                                             -----------  -----------
                                               4,397,000          --
                                             -----------  -----------
                                             $17,027,000  $11,459,000
                                             ===========  ===========

  Upon completion, a portion of the office building will be used by the Company as its corporate facility, a portion will be leased to the Lessee as its corporate facility and the remaining space will be leased to third parties.

5. Other Assets

  Other assets consists of the following at December 31:

                                                           1998       1997
                                                        ---------- ----------
   Notes receivable                                     $1,724,000 $6,085,000
   Deferred financing costs, net of accumulated
    amortization of $3,061,000 in 1998 and $839,000 in
    1997                                                 2,661,000  1,739,000
   Prepaid expenses and other                            2,040,000  1,831,000
                                                        ---------- ----------
                                                        $6,425,000 $9,655,000
                                                        ========== ==========

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Revolving Line Of Credit

  On July 23, 1998, the Company amended its revolving line of credit (the "Credit Facility") to (i) increase the total commitment to $350.0 million;
(ii) increase total borrowings under the Credit Facility from 45% to 50% of the aggregate value of the Company's eligible hotels, as defined; (iii) increase the amount available for working capital purposes to $30.0 million; and (iv) extend the term to June 30, 2000. Borrowings under the Credit Facility accrue interest at LIBOR plus 1.40% per annum, to LIBOR plus 2.00% per annum, based upon the leverage of the Company. The Credit Facility may be used for acquisition, capital improvements, working capital and general corporate purposes and requires the Company to pay an annual fee of 0.25% on the unused portion.

  As of December 31, 1998 and 1997, the undrawn commitment under the Credit Facility was $66.1 million and $11.1 million (net of $9.4 million and $10.1 million reserved as collateral for other indebtedness and development of a hotel), respectively. The Credit Facility contains financial covenants that require the Company to maintain certain specified financial ratios. Under the most restrictive of these provisions, the Company's maximum additional indebtedness that could be incurred for the acquisition and renovation of hotel properties would have been between $23.7 million and $47.4 million at December 31, 1998, depending upon the use of the funds. At December 31, 1998, the Company was in compliance with all Credit Facility financial covenants. The weighted average interest rates on outstanding borrowings at December 31, 1998 and 1997 were 7.52% and 7.73%, respectively.

  Interest incurred under the Company's revolving line of credit, during 1998, 1997 and 1996, totaled $18.2 million, $4.4 million and $2.0 million, respectively, of which $4.3 million, $2.3 million and $1.1 million was capitalized for the years ended December 31, 1998, 1997 and 1996, respectively.

7. Notes Payable

  Notes payable consist of the following at December 31:

                                                          1998         1997
                                                      ------------ ------------
  $2,100,000 note payable dated June 9, 1994; monthly
   payments of principal and interest at 9.76%,
   maturing in 2004; collateralized by a first deed
   of trust, assignment of rents and fixtures         $  1,930,000 $  1,978,000

  $1,000,000 note payable dated October 12, 1994;
   monthly payments of principal and interest at
   8.73%; maturing in 2014; collateralized by a
   second deed of trust, assignment of rents and
   fixtures                                                905,000      930,000

  $9,000,000 note payable dated September 26, 1995;
   monthly payments of principal and interest at
   9.95%; maturing in 1999; collateralized by a first
   deed of trust, assignment of rents and fixtures
   (repaid in January 1998)                                    --     7,622,000

  $9,500,000 note payable dated December 28, 1993;
   monthly payments of principal and interest at
   9.67%; maturing in 1999; collateralized by a first
   deed of trust, assignment of rents and fixtures
   (repaid in January 1998)                                    --     8,343,000

  $3,420,000 note payable dated May 27, 1994; monthly
   payments of principal and interest at 8.25%;
   maturing in 2004; collateralized by a first deed
   of trust, assignment of rents and fixtures            3,301,000    3,350,000

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Notes Payable, continued

                                                          1998         1997
                                                      ------------ ------------
  $10,000,000 note payable dated September 1, 1992;
   monthly payments of principal and interest at
   9.88%; maturing in 2013; collateralized by a first
   deed of trust, assignment of rents and fixtures       8,793,000    9,059,000

  $33,000,000 note payable dated October 10, 1997;
   monthly payments of principal and interest at
   7.96%; maturing in 2002; collateralized by a first
   deed of trust, assignment of rents and fixtures      32,221,000   32,944,000

  $22,600,000 note payable dated October 14, 1997;
   monthly payments of interest only at LIBOR plus
   2.25%; maturing in 2000; collateralized by a first
   deed of trust, assignment of rents and fixtures      22,600,000   22,600,000

  $13,120,000 industrial development bonds dated July
   9, 1997; monthly payments of principal and
   interest at a variable rate ranging from 2.8% to
   4.4% during 1998 with principal amounts deposited
   into a restricted cash account; maturing in 2015;
   collateralized by a first deed of trust,
   assignment of rents and fixtures                     12,870,000   13,060,000

  $6,400,000 note payable dated February 27, 1989;
   monthly payments of principal and interest at
   10.375%; maturing in 1999; collateralized by a
   first deed of trust, assignment of rents and
   fixtures                                              6,139,000          --

  $9,500,000 industrial development bonds dated
   December 1, 1985; monthly payments of principal
   and interest at a variable rate ranging from 3.5%
   to 4.0% during 1998 with principal amounts
   deposited into a restricted cash account; maturing
   in 2015; collateralized by a first deed of trust,
   assignment of rents and fixtures and irrevocable
   letter of credit for $8,935,000 and expires on
   July 25, 2000                                         8,320,000    8,495,000

  $9,700,000 industrial development bonds dated
   October 10, 1986; monthly payments of principal
   and interest at a variable rate of 4.4% during
   1998 with principal amounts deposited into a
   restricted cash account; maturing in 2013;
   collateralized by a first deed of trust,
   assignment of rents and fixtures and irrevocable
   letter of credit for $7,600,000 and expires on
   September 15, 1999                                    7,500,000    7,900,000

  $390,000 note payable dated December 19, 1997; with
   no interest if paid in full on the maturity date
   of January 5, 1999; collateralized by a first deed
   of trust, assignment of rents and fixtures (repaid
   in January 1999)                                        390,000      390,000
                                                      ------------ ------------
                                                      $104,969,000 $116,671,000
                                                      ============ ============


  Notes payable are secured by hotel properties carried at $256.3 million at December 31, 1998. Interest incurred on mortgage notes payable was $7.6 million, $3.6 million and $506,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Notes Payable, continued

  Future principal maturities of notes payable at December 31, 1998, are as follows:

     1999        $  8,401,000
     2000          24,588,000
     2001           2,129,000
     2002          31,522,000
     2003           1,607,000
     Thereafter    36,722,000
                 ------------
                 $104,969,000
                 ============

8. Equity

1996 Stock Offerings:

  On August 7, 1996, the Company completed an offering for 4,000,000 shares of its common stock. On September 10, 1996, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold was $10.00 per share, resulting in gross proceeds of approximately $46.0 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $43.1 million.

1997 Stock Offerings:

  On January 6, 1997, the Company completed an offering for 4,000,000 shares of its common stock. Concurrently, 600,000 shares of common stock were issued by the Company upon the full exercise of the underwriters' over-allotment option. The offering price of the shares sold in the offering was $13.00 per share, resulting in gross proceeds of approximately $59.8 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $56.8 million.

  On March 31, 1997, the Company completed an offering for 700,000 shares of its common stock. On April 28, 1997, 105,000 shares of common stock were issued by the Company upon the full exercise of the underwriter's over-allotment option. The offering price of the shares sold was $13.75 per share, resulting in gross proceeds of approximately $11.1 million and net proceeds (after deducting the underwriter's discount and offering costs) of approximately $10.6 million.

  On May 6, 1997, the Company completed an offering for 4,000,000 shares of common stock. The offering price of the shares sold was $13.375 per share, resulting in gross proceeds of approximately $53.5 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $51.4 million.

  On October 15, 1997, in connection with the closing of the Kahler Acquisition, the Company completed an offering for 9,000,000 shares of common stock. The offering price of the shares sold was $17.25 per share, resulting in gross proceeds of approximately $155.3 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $147.1 million. On November 7, 1997, 490,000 shares of common stock were issued by the Company upon the partial exercise of the underwriter's over-allotment option. The offering price of the shares sold was $17.25 per share, resulting in gross proceeds of approximately $8.5 million and net proceeds (after deducting the underwriter's discount and offering costs) of approximately $8.0 million. Additionally, the Company issued 2,284,262 shares of common stock at a price of $14.01 per share, for a total of $32,000,000 and 250,000 shares of 7.9% Class A Cumulative Convertible Preferred Stock at $100 per share for a total of $25,000,000, to Westbrook.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

1998 Stock Offerings:

  On February 11, 1998, the Company completed a shelf offering for 4,500,000 shares of its common stock. The offering price of the shares sold was $16.375 per share, resulting in gross proceeds of approximately $73.7 million and net proceeds (after deducting the underwriters' discount and offering costs) of approximately $69.4 million. The Company used the net proceeds of the offering to finance the acquisition of additional hotels and to repay outstanding indebtedness under the Credit Facility. Availability under the Company's shelf registration statement was $163.2 million at December 31, 1998.


  Subject to certain limitations, the Board of Directors is authorized to issue, from the 10,000,000 authorized but unissued shares of capital stock of the Company, Preferred Stock in such classes or series as the Board of Directors may determine.

  In connection with the Kahler Acquisition on October 15, 1997, the Company issued 250,000 shares of its newly designated 7.9% Class A Cumulative Convertible Preferred Stock (the "Class A Shares"). The holders of the Class A Shares are entitled to one vote for each share of Common Stock into which such holder's Class A Shares could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock. The holders of Class A Shares shall be entitled to vote, together with holders of Common Stock as a single class. Subject to preferences that may be applicable to any future class of Preferred Stock, the holders of Class A Shares are entitled to receive, ratably, a dividend equal to the greater of (i) 7.9% per share per annum or (ii) the percentage dividend that would be paid on the Common Stock into which the Preferred Stock is convertible.

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

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Equity, continued

Distributions:

  The Company has adopted a policy of paying regular quarterly distributions on its common stock. Cash distributions have been paid on the Company's common stock with respect to each quarter since its inception. The following table sets forth information regarding the Company's distributions for 1997 and 1998:

                                                         Per Share
        Quarter to Which      Distribution Distribution Distribution
       Distribution Relates   Record Date  Payment Date    Amount
       --------------------   ------------ ------------ ------------
       1997
         1st Quarter            4/29/97      5/15/97       $0.25
         2nd Quarter            7/31/97      8/15/97       $0.25
         3rd Quarter            9/30/97      11/14/97      $0.275
         4th Quarter            1/31/98      2/16/98       $0.275
       1998
         1st Quarter             5/1/98      5/13/98       $0.275
         2nd Quarter            7/31/98      8/12/98       $0.275
         3rd Quarter            10/30/98     11/10/98      $0.285
         4th Quarter             2/1/99      2/15/99       $0.285

Reconciliation of Operating Partnership Units Outstanding:

                                Year Ended December 31, 1998                   Year Ended December 31, 1997
                         ---------------------------------------------  ---------------------------------------------
                          Company    Affiliates    Other      Total      Company    Affiliates    Other      Total
                         ----------  ----------  ---------  ----------  ----------  ----------  ---------  ----------
Balance at beginning of
 year                    32,284,103  1,416,240   1,331,087  35,031,430  10,936,457  1,455,799     706,347  13,098,603
Stock options exercised       3,000                              3,000      41,860                             41,860
Stock awards issued          20,984                             20,984      13,766                             13,766
Warrants exercised                                                                     50,850                  50,850
Operating Partnership
 units
 redeemed/exchanged         735,911    (16,355)   (727,256)     (7,700)     58,446    (90,409)                (31,963)
Dividend reinvestment
 plan and additional
 cash investment plan        28,265                             28,265      54,312                             54,312
Common stock offerings    4,500,000                          4,500,000  21,179,262                         21,179,262
Contributions of hotel
 properties                                        118,892     118,892                            624,740     624,740
                         ----------  ---------   ---------  ----------  ----------  ---------   ---------  ----------
Balance at end of year   37,572,263  1,399,885     722,723  39,694,871  32,284,103  1,416,240   1,331,087  35,031,430
                         ----------  ---------   ---------  ----------  ----------  ---------   ---------  ----------
Ownership interest at
 end of year                   94.7%       3.5%        1.8%      100.0%       92.2%       4.0%        3.8%      100.0%
                         ==========  =========   =========  ==========  ==========  =========   =========  ==========

  At December 31, 1998, the Company has reserved 7.5 million shares of common stock for its various stock plans, for redemptions and conversions of Operating Partnership units and for public offerings.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                           For the Year Ended December 31,
                                          ------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  ----------
Numerator:
  Net income                              $16,958,000  $15,591,000  $5,634,000
  Distributions on preferred shares        (1,975,000)    (422,000)        --
                                          -----------  -----------  ----------
 Numerator for basic and diluted earnings
  per share
  Income available to common shareholders
   after effect of dilutive securities    $14,983,000  $15,169,000  $5,634,000
                                          ===========  ===========  ==========
Denominator:
  Denominator for basic earnings per
   share--
   weighted average shares outstanding     37,023,109   21,089,971   8,041,805
  Effect of dilutive securities:
    Stock options                              83,889      158,160      82,133
                                          -----------  -----------  ----------
  Denominator for diluted earnings per
   share--
   adjusted weighted average shares and
   assumed conversions                     37,106,998   21,248,131   8,123,938
                                          ===========  ===========  ==========
Basic earnings per share                  $      0.40  $      0.72  $     0.70
                                          ===========  ===========  ==========
Diluted earnings per share                $      0.40  $      0.71  $     0.69
                                          ===========  ===========  ==========

  The computation of diluted earnings per share did not assume the conversion of the 7.9% Class A Preferred Shares because their inclusion would have been anti-dilutive.

10. Commitments and Contingencies

Development Agreements:

  In July 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in Denver, Colorado. The guaranteed maximum purchase price to the Company was $7.6 million. In order to secure its obligation to perform under the purchase agreement, the Company was required to provide a limited repayment guarantee of the construction loan. Such repayment guarantee was not to exceed 25% of the revised project cost budget. At December 31, 1998, the Company was negotiating a settlement agreement with the seller whereby it will be released from its obligation to acquire the hotel. The tentative terms of the settlement agreement include, among other things (i) a release of the Company from its partial guarantee of the seller's construction loan; (ii) a requirement for the Company to provide a $500,000 letter of credit as security on the seller's construction loan; and (iii) the Company's option (but not obligation) to take over the lender's position if the seller is in default of its debt to the lender and the Company pays off the unpaid principal and interest due the lender. Additionally, the Company will sell approximately $1.3 million in furniture fixtures and equipment it purchased for the hotel to the seller for an amount which approximates the Company's cost.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Commitments and Contingencies, continued

Development Agreements, continued:

  In November 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in Sacramento, California. The guaranteed maximum purchase price to the Company is $13.3 million. The seller is required to pay for all project costs and is at risk for any project cost overruns. Construction of the hotel is to be satisfactory to the Company and completed within a specified period after commencement of construction, subject to certain extensions. During 1997 and 1998, the Company advanced the seller approximately $3.3 million of project financing. Such amounts were secured by a deed of trust and included in notes receivable. In July 1998 all amounts secured by the deed of trust and accrued interest owed, totaling approximately $3.5 million, were repaid. The Company has not recognized interest income on the amounts advanced to the seller.

  In December 1997, the Company entered into a purchase agreement to acquire a to be developed hotel property located in San Diego, California. The guaranteed maximum purchase price to the Company is $14.5 million. The seller is required to pay for all project costs and is at risk for any project cost overruns. Construction of the hotel is to be satisfactory to the Company and completed within a specified period after commencement of construction, subject to certain extensions. During 1997 and 1998, the Company advanced the seller approximately $3.0 million of project financing. Such amounts were secured by a deed of trust and included in notes receivable. In September 1998, all amounts secured by the deed of trust and accrued interest owed, totaling approximately $3.2 million, were repaid. The Company has not recognized interest income on the amounts advanced to the seller.

  At December 31, 1998, the Company has various contracts outstanding with third parties in connection with the renovation of the Company's hotel properties. The Company's remaining commitments under these contracts at December 31, 1998 and 1997 totaled approximately $37.5 million and $25.4 million, respectively.

Litigation:

  The Company is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company's financial position or results of operations when resolved.

Ground Leases:

  Through December 31, 1998, the Company was obligated under the terms of seven ground leases. Future minimum payments due under the terms of the ground leases in effect at December 31, 1998 are as follows:

     1999        $ 1,619,000
     2000          1,619,000
     2001          1,619,000
     2002          1,158,000
     2003            419,000
     Thereafter   16,330,000
                 -----------
                 $22,764,000
                 -----------

  Rent expense incurred pursuant to these ground lease agreements totaled $1,635,000, $633,000 and $90,000 in 1998, 1997 and 1996, respectively.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Commitments and Contingencies, continued

Capital Leases:

  Furniture, fixtures and equipment includes $285,000 for telephone equipment that is being leased and has been capitalized at December 31, 1998.

  Future minimum payments under the capital lease at December 31, 1998 are as follows:

       1999                           $ 92,000
       2000                            209,000
       2001                            123,000
                                      --------
                                       424,000
       Amounts representing interest   (58,000)
                                      --------
                                      $366,000
                                      ========

Franchise Agreements:

  The Company has guaranteed the Lessee's obligations under the terms of certain franchise agreements. These agreements require the Lessee to, among other things, pay monthly fees that are calculated based on specified hotel revenues.

  Additionally, these franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which are borne by the Company.

11. Percentage Lease Agreements

  As of December 31, 1998, the Company had 57 Percentage Leases with the Lessee. Future minimum rentals (base rents) to be received by the Company from the Lessee under the Percentage Leases in effect at December 31, 1998 are as follows:

       1999        $ 57,524,000
       2000          57,524,000
       2001          57,524,000
       2002          57,524,000
       2003          57,524,000
       Thereafter   198,908,000
                   ------------
                   $486,528,000
                   ============

  The term of each lease is ten years. The Percentage Leases contain various covenants and are cross-defaulted. The minimum rent due under each lease is the greater of base rent (subject to annual adjustments based on increases in the United States Consumer Price Index) or percentage rent. Percentage rent is calculated as 9% to 50% of room revenues, up to a certain baseline revenue (the base rent component) then 60% to 68% of room revenues in excess of the baseline revenues. Generally, percentage rent includes 5% of food and beverage revenue and 100% of net other revenues. Rental income pursuant to the Percentage Leases in 1998, 1997 and 1996 was

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Percentage Lease Agreements, continued

$98.7 million, $44.7 million and $14.8 million, respectively, of which $40.2 million, $19.8 million and $6.8 million, respectively, was in excess of base rents. The stockholders of the Lessee have pledged a subordinated interest in 481,955 Operating Partnership Units as collateral for the lease payments.

  In 1997, the Lessor and Lessee amended the Percentage Leases for hotels then currently under renovation and for any future hotels to allow for the abatement of base rent related to rooms taken out of service during major renovations. For the year ended December 31, 1998, rent abatement related to major renovations totaled $668,000. No rent was abated in prior years.

  Upon the sale of a hotel, the respective Percentage Lease terminates. As provided for in the Percentage Leases and as compensation for the early termination, the Company is required to (i) pay the Lessee a termination fee of an amount equal to the net profit earned by the Lessee with respect to the hotel sold for the 12-month period preceding the sale or, (ii) offer to lease the Lessee one or more substitute hotel facilities pursuant to a similar lease. During 1998, the Company sold six hotels and terminated the related Percentage Leases. Such terminated leases were replaced with new leases in 1998 and no termination fee was due the Lessee. During February 1999, the Company sold one hotel and terminated the related Percentage Lease. The Company anticipates offering the Lessee a substitute hotel facility within the 180 days allowed under the Percentage Lease.

  Pursuant to the Percentage Leases, the Company is required to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the hotels, when and as deemed necessary by the Lessee, an amount equal to 4% of room revenue per quarter on a cumulative basis. To the extent the amount is not fully utilized by the Lessee in any year, the Company may use the amount to fund certain capital expenditures. The Company is responsible for payment of (i) real estate and personal property taxes on its hotel properties (except to the extent that personal property associated with the hotels is owned by the Lessee), (ii) casualty insurance on the hotels, (iii) business interruption insurance on the hotels, and (iv) general liability insurance. The Lessee is required to pay for workers' compensation and other insurance appropriate and customary for properties similar to the Company's hotels with the Company as an additional named insured.

12. Stock Plans

  The Company accounts for stock option and warrant grants to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because the Company believes the alternative fair value accounting provided for under Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the stock options are granted at the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. These pro forma effects are not likely to be representative of the effects on reported pro forma net income for future years because options vest over several years and additional awards are generally made each year. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates from 5.88% to 7.88%, from 5.89% to 6.75% and from 6.48% to 6.85%; dividend yields from 6.47% to 13.41%, from 6.38% to 8.54% and 7.10%; volatility factors of the expected market price of the Company's common stock of 0.332, 0.330 and 0.279; and a weighted average expected life of the option of seven and ten years.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Stock Plans, continued

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              For the Years Ended December 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------- ----------- ----------
   Pro forma net income available to common
    stockholders                             $14,434,000 $15,006,000 $5,559,000
   Pro forma net income available to common
    stockholders per share:
     Basic                                   $      0.39 $      0.71 $     0.69
     Diluted                                        0.39        0.71       0.68

  The weighted average remaining contracted life of all employee stock options outstanding at December 31, 1998 is eight years. The weighted average grant date fair value of stock options with stock prices equal to their exercise prices issued during 1998, 1997 and 1996 is $3.40, $3.29 and $0.96, respectively. The weighted average grant date fair value of stock options with stock prices in excess of their exercise prices issued during 1997 is $4.21.

1994 Stock Incentive Plan:

  Under the 1994 Stock Incentive Plan, as amended, officers, nonemployee members of the Board of Directors and key employees and consultants of the Company are eligible to be granted options and warrants to purchase common stock of the Company. Through December 31, 1998, the Company's Board of Directors have set aside 2,400,000 shares of common stock to be issued pursuant to the 1994 Stock Incentive Plan. The 1994 Stock Incentive Plan is being administered by a committee established by the Company's Board of Directors. All options granted have exercise prices equal to their quoted market prices on the dates granted, have ten year terms and vest and become fully exercisable over five years. Effective September 25, 1998, the Company agreed to issue two of its officers an aggregate of 454,500 transferable warrants to purchase 454,500 shares of the Company's common stock in exchange for the officers surrendering to the Company for cancellation 454,500 options previously issued to them under the 1994 Stock Incentive Plan. The warrants have exercise prices ranging from $9.50 to $16.63. The exercise price of each warrant issued is identical to each stock option being surrendered. The warrant exercise prices were equal to or in excess of the quoted market price of the Company's common stock on September 25, 1998. The warrants will become exercisable 13 months after September 25, 1998 and can be exercised anytime prior to September 24, 2003. A summary of the Company's 1994 Stock Incentive Plan activity and related information, excluding the issuance of 454,500 warrants and cancellation of 454,500 options effective September 25, 1998, as previously discussed, for the years ended December 31, 1998, 1997 and 1996 follows:

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Stock Plans, continued

                                           Number of                     Weighted
                            Available for Options and Exercise Price     Average
                            Future Grant   Warrants      Per Share    Exercise Price
                            ------------- ----------- --------------- --------------
   Outstanding at December
    31, 1995                    260,000      240,000  $      9.50         $ 9.50
   Granted                     (247,900)     247,900    9.88 to 10.50      10.42
                              ---------    ---------
   Outstanding at December
    31, 1996                     12,100      487,900    9.50 to 10.50       9.97
   Additional options and
    warrants authorized         700,000          --         --               --
   Granted                     (355,000)     355,000   12.88 to 17.25      16.95
   Exercised                         --      (38,680)   9.50 to 10.50       9.83
                              ---------    ---------
   Outstanding at December
    31, 1997                    357,100      804,220    9.50 to 17.25      13.06
   Additional options and
    warrants authorized       1,200,000          --         --               --
   Granted                     (244,100)     244,100   10.50 to 17.25      16.48
   Forfeited                     35,000      (35,000)  12.88 to 17.00      16.41
                              ---------    ---------
   Outstanding at December
    31, 1998                  1,348,000    1,013,320    9.50 to 17.25      13.75
                              =========    =========

  Options exercisable and their weighted average exercise prices at December
31:

       1996   48,000 $ 9.50
       1997  106,900   9.81
       1998  274,720  11.70

1994 Directors Plan:

  In September 1994, the Company adopted the 1994 Directors Plan (the "Directors Plan"), as amended, under which nonemployee members of the Board of Directors of the Company are eligible to be granted options to purchase common stock of the Company. Through December 31, 1998, the Company's Board of Directors have set aside 150,000 shares of common stock to be issued pursuant to the Directors Plan. All options granted through December 31, 1998 had exercise prices equal to their quoted market prices on the dates granted, have ten year terms and vest immediately. A summary of the Company's Directors Plan, activity and related information for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                       Weighted
                            Available for Number of Exercise Price     Average
                            Future Grant   Options     Per Share    Exercise Price
                            ------------- --------- --------------- --------------
   Outstanding at December
    31, 1995                   150,000        --    $       --          $  --
   Granted                     (15,000)    15,000     9.75 to 10.13       9.94
   Exercised                       --      (1,500)         9.75           9.75
                               -------     ------
   Outstanding at December
    31, 1996                   135,000     13,500     9.75 to 10.13       9.96
   Granted                      (9,000)     9,000    12.88 to 14.50      14.23
   Exercised                       --      (3,000)    9.75 to 10.13       9.94
                               -------     ------
   Outstanding at December
    31, 1997                   126,000     19,500     9.75 to 14.50      11.93
   Granted                     (18,000)    18,000     8.50 to 17.00      11.73
   Exercised                       --      (3,000)   10.13 to 14.50      12.31
                               -------     ------
   Outstanding at December
    31, 1998                   108,000     34,500     8.50 to 17.00      11.79
                               =======     ======

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Stock Plans, continued

1997 Supplemental Stock Option Plan:

  In October 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the "Supplemental Plan"), as amended under which employees, who are neither officers nor members of the Board of Directors of the Company are eligible to be granted options to purchase common stock of the Company. Through
December 31, 1998, the Company's Board of Directors have set aside 20,000 shares of common stock to be issued pursuant to the Supplemental Plan. All options granted through December 31, 1998 had exercise prices less than their quoted market prices on the dates granted, have ten-year terms and vest over five years. A summary of the Company's Supplemental Plan activity and related information for the years ended December 31, 1998 and 1997 follows:

                                                                      Weighted
                            Available for Number of Exercise Price    Average
                            Future Grant   Options    Per Share    Exercise Price
                            ------------- --------- -------------- --------------
   Outstanding at December
    31, 1996                       --         --        $  --          $  --
   Authorized, October 10,
    1997                        20,000        --           --             --
   Granted                     (15,300)    15,300        14.01          14.01
   Forfeited                     3,000     (3,000)       14.01          14.01
                               -------     ------
   Outstanding at December
    31, 1997                     7,700     12,300        14.01          14.01
   Forfeited                     3,000     (3,000)       14.01          14.01
                               -------     ------
   Outstanding at December
    31, 1998                    10,700      9,300        14.01          14.01
                               =======     ======

  At December 31, 1998, options exercisable and their weighted average exercise price were 1,860 and $14.01, respectively. No options were exercisable at December 31, 1997 and 1996.

13. Quarterly Financial Information (Unaudited)

  Summarized quarterly financial data for the year ended December 31, 1998 and for the year ended December 31, 1997, which have been restated to comply with Statement No. 128 and to reflect the allocation of a fourth quarter depreciation expense adjustment to the first three quarters, is as follows:

                                            For the Quarter Ended
                               -----------------------------------------------
                                March 31,   June 30,    September   December
                                  1998        1998      30, 1998    31, 1998
                               ----------- ----------- ----------- -----------
   Lease revenues              $23,687,000 $24,775,000 $28,907,000 $21,313,000
   Net income (loss)             6,597,000   6,274,000   4,585,000    (498,000)
   Basic earnings (loss) per
    share                             0.17        0.15        0.11       (0.03)
   Diluted earnings (loss)
    per share                         0.17        0.15        0.11       (0.03)
                                            For the Quarter Ended
                               -----------------------------------------------
                                March 31,   June 30,    September   December
                                  1997        1997      30, 1997    31, 1997
                               ----------- ----------- ----------- -----------
   Lease revenues              $ 7,572,000 $ 7,775,000 $12,129,000 $17,204,000
   Net income                    3,276,000   3,295,000   5,569,000   3,029,000
   Basic earnings per share           0.22        0.18        0.27        0.10
   Diluted earnings per share         0.22        0.17        0.27        0.10

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. Related Party Transactions

  The Management Company provides certain accounting and management services for the Company. The Company expensed $171,000, $142,000 and $60,000 for these services for the years ended December 31, 1998, 1997 and 1996, respectively, and such costs are included in general and administrative expenses in the statements of and operations.

  Additionally, certain Management Company employee salaries, identifiable employee expenses and other costs incurred in connection with acquisition and construction and renovation services are reimbursed by the Company. During the years ended December 31, 1998 and 1997, $18,000 and $341,000, respectively, was incurred for such costs. No reimbursements were made to the Management Company in 1996.

  Certain Lessee employee salaries and identifiable employee expenses incurred in connection with acquisition and construction services are reimbursed by the Company. During the years ended December 31, 1998, 1997 and 1996, $962,000, $634,000 and $200,000 was paid to the Lessee for such services, respectively.

  The Company reimburses the Lessee for capitalizable costs that the Lessee incurs on behalf of the Company during periods of major renovation of the hotel properties and capitalizes such costs to the related hotel properties. The total costs reimbursable to the Lessee during 1998 and 1997 totaled $1.6 million and $1.8 million, respectively. No reimbursements were made to the Lessee in 1996.

  In addition, the Company reimburses the Lessee for general and administrative expenses incurred by the Lessee on behalf of the Company. The total costs reimbursable to the Lessee during 1998 and 1997 totaled $167,000 and $80,000, respectively.

  During 1998, the Lessee reconveyed to the Company certain hotel telephone equipment that was being leased pursuant to a capital lease agreement. The equipment carried at $404,000 and related capital lease obligation of $421,000 were previously assigned to the Lessee by the Company and originally recorded at the Company's costs. The Company agreed to assume the capital lease obligation and to reimburse the Lessee for all lease payments made by the Lessee since the equipment was assigned to the Lessee in October 1997.

  During 1998, the Lessee reconveyed to the Company approximately $2.2 million in china, glass, silver and linen that was previously assigned to the Lessee by the Company and originally recorded by the Lessee at the Company's cost.

15. Pro Forma Financial Information (Unaudited)

  The unaudited pro forma financial information set forth below is presented as if: (i) the acquisition, development and disposition of hotel properties, and (ii) the equity offerings completed in 1998 and 1997, had occurred on January 1, 1997.

  The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition, development and disposition of the hotel properties, and the equity offerings completed in 1998 and 1997 had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Pro Forma Financial Information (Unaudited), continued

                               For the Year Ended December 31,
                               -------------------------------
                                    1998            1997
                               --------------- ---------------
                                         (Unaudited)
   Lease revenues                  $97,561,000     $92,710,000
   Net income                       16,332,000      26,749,000
   Basic earnings per share               0.38            0.66
   Diluted earnings per share             0.38            0.66

16. Subsequent Events

  Subsequent to December 31, 1998, the Company declared a dividend of $0.285 per common share which was paid February 15, 1999.

  On February 2, 1999, the Company sold the 129-room Hampton Inn located in Arcadia, California for $8.5 million.

  In February 1999, the Company completed the development of an office building located in San Clemente, California. A portion of the building is used by the Company as its corporate facility and a portion is leased to the Lessee as its corporate facility. The remaining space will be leased to third parties. The office building was financed with a $5.5 million note payable dated February 5, 1999 collateralized by a first deed of trust with monthly interest payments at LIBOR plus 2.25% and maturing August 5, 2000. The Company has the option to extend the maturity date for up to three years.

                        SUNSTONE HOTEL INVESTORS, INC.
            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1998

                                                                               Cost Capitalized
                                                             Initial             Subsequent to        Gross Amount at
                                                         Cost to Company          Acquisition         Close of Period
                                                      ---------------------- --------------------- ----------------------
                                                                 Buildings             Buildings              Buildings
                                                                    and                   and                    and
Description                              Encumbrances   Land    Improvements   Land   Improvements   Land    Improvements Totals(a)
-----------                              ------------ --------- ------------ -------- ------------ --------- ------------ ---------
Courtyard by Marriott -
 Fresno                                   $           $ 800,000  $2,936,460  $150,000  $ 805,585   $ 950,000  $3,742,045  $4,692,045
Doubletree - Santa Fe                                 2,296,000   8,610,000       --   1,925,778   2,296,000  10,535,778  12,831,778
Hampton Inn - Arcadia                                 1,660,500   6,226,875       --     229,979   1,660,500   6,456,854   8,117,354
Hampton Inn - Denver                                  1,250,462   2,597,505       --   1,128,775   1,250,462   3,726,280   4,976,742
Hampton Inn - Mesa                                      900,000   2,117,321       --     830,611     900,000   2,947,932   3,847,932
Hampton Inn - Oakland                                 1,223,045   3,109,435       542    505,554   1,223,587   3,614,989   4,838,576
Hampton Inn - Pueblo                                    607,183   1,745,054   335,438    562,288     942,621   2,307,342   3,249,963
Hampton Inn - Silverthorne                            1,337,625   5,016,094     1,925  1,317,849   1,339,550   6,333,943   7,673,493
Holiday Inn - Steamboat Springs                         400,000   2,959,000    56,157  2,431,108     456,157   5,390,108   5,846,265
Holiday Inn Hotel & Suites - Craig                       70,000     915,024   207,098  1,608,186     277,098   2,523,210   2,800,308
Holiday Inn Select - Renton                           2,119,815   5,622,685        71  6,590,826   2,119,886  12,213,511  14,333,397
Residence Inn - Highlands Ranch                         809,159   4,151,567   155,226  3,142,845     964,385   7,294,412   8,258,797
Comfort Suites - S. San Francisco                     1,731,368   8,935,209       --   1,670,516   1,731,368  10,605,725  12,337,093
Courtyard by Marriott - Riverside          2,835,218    395,323   3,098,797       --      92,242     395,323   3,191,039   3,586,362
Holiday Inn - Price                                     240,167   4,034,833   235,459  3,238,786     475,626   7,273,619   7,749,245
Hampton Inn - Clackamas                                     --    2,261,998     3,322  2,388,215       3,322   4,650,213   4,653,535
Hampton Inn - Tucson                                    500,000   5,817,500       --     753,399     500,000   6,570,899   7,070,899
Holiday Inn - Flagstaff                               1,148,000   6,072,000       --   1,466,892   1,148,000   7,538,892   8,686,892
Holiday Inn - Provo                                     850,000   1,116,708     5,266  1,273,985     855,266   2,390,693   3,245,959
Holiday Inn Express - Portland (Stark)                  376,254   1,643,824    27,211  1,845,029     403,465   3,488,853   3,892,318
Holiday Inn Express - Poulsbo                           613,485   1,558,033    21,996  1,088,776     635,481   2,646,809   3,282,290
Holiday Inn Hotel & Suites - Kent                     1,166,955   2,963,452    21,996  1,966,519   1,188,951   4,929,971   6,118,922
Holiday Inn Hotel & Suites - Mesa CC                  1,800,000  11,025,000       --   4,714,690   1,800,000  15,739,690  17,539,690
Residence Inn - Oxnard                                2,894,000  11,996,825       --   1,715,799   2,894,000  13,712,624  16,606,624
Best Western - Lynnwood                               2,952,000   4,090,985       --     887,744   2,952,000   4,978,729   7,930,729
Best Western - Ogden                       7,500,000  1,481,911  11,460,688       --   4,242,386   1,481,911  15,703,074  17,184,985
Clinic View Inn & Suites - Rochester                  1,666,170  16,703,101       --      63,314   1,666,170  16,766,415  18,432,585
Courtyard by Marriott - Cypress                       1,216,537  10,340,564       --   1,255,013   1,216,537  11,595,577  12,812,114
Crystal Suites - Anaheim                                    --    6,167,984       --   1,021,243         --    7,189,227   7,189,227
Hawthorn Suites - Kent                     3,301,165  1,744,000  11,607,036       --   1,075,544   1,744,000  12,682,580  14,426,580
Hawthorn Suites - Sacramento                          3,517,000  11,619,998       --   4,504,695   3,517,000  16,124,693  19,641,693
Hilton - Salt Lake City                   22,600,000  8,926,272  33,785,121       --   9,869,417   8,926,272  43,654,538  52,580,810
Holiday Inn - La Mirada                               3,001,000  13,541,158       --   4,129,065   3,001,000  17,670,223  20,671,223
Holiday Inn - Rochester                               1,099,890   6,691,023       --     164,616   1,099,890   6,855,639   7,955,529
Holiday Inn - San Diego                                 875,062   7,438,037       --   4,812,050     875,062  12,250,087  13,125,149
Holiday Inn - San Diego (Stadium)                           --    9,943,238       --     304,701         --   10,247,939  10,247,939
Marriott - Rochester                                  1,851,300  36,162,150       --   2,218,810   1,851,300  38,380,960  40,232,260
Marriott - Park City                             (c)  2,259,675  15,909,442       --     340,485   2,259,675  16,249,927  18,509,602
Marriott - Provo                                      1,117,314  22,120,724       --   3,620,537   1,117,314  25,741,261  26,858,575
Ramada Plaza - San Diego (Old Town)                   1,188,000  10,258,897   380,814  3,428,080   1,568,814  13,686,977  15,255,791
Regency Plaza - LAX                                         --   11,120,680       --     812,639         --   11,933,319  11,933,319
Residence Inn - Provo                                   893,851   5,603,726       --      44,213     893,851   5,647,939   6,541,790
Residence Inn - Sacramento                            2,020,000   9,590,182       --     704,154   2,020,000  10,294,336  12,314,336
                                                                                                  Life on Which
                                                                                                  Depreciation
                                                                                                   In Latest
                                                                                                  Statement of
                                                                                                    Financial
                                          Accumulated              Date of           Date         Position is
Description                              Depreciation(b)         Construction      Acquired        Conducted
-----------                              --------------          ------------      --------      -------------
Courtyard by Marriott - Fresno            $1,040,447                  1989           1995            5-35
Doubletree - Santa Fe                      2,026,753                  1985           1995            5-35
Hampton Inn - Arcadia                      1,018,761                  1989           1995            5-35
Hampton Inn - Denver                       1,988,610                  1986           1995            5-35
Hampton Inn - Mesa                           846,575                  1987           1995            5-35
Hampton Inn - Oakland                        337,544                  1986           1995            5-35
Hampton Inn - Pueblo                       1,232,418                  1986           1995            5-35
Hampton Inn - Silverthorne                   769,525                  1976           1995            5-35
Holiday Inn - Steamboat Springs            2,764,140                  1971           1995            5-35
Holiday Inn Hotel & Suites -  Craig          560,040                  1981           1995            5-35
Holiday Inn Select - Renton                  884,726                  1968           1995            5-35
Residence Inn - Highlands Ranch              496,556                  1996           1995            5-35
Comfort Suites - S. San Francisco            885,253                  1985           1996            5-35
Courtyard by Marriott - Riverside            365,216                  1988           1996            5-35
Holiday Inn - Price                          512,761                  1984           1996            5-35
Hampton Inn - Clackamas                      422,944                  1986           1996            5-35
Hampton Inn - Tucson                         496,762                  1986           1996            5-35
Holiday Inn - Flagstaff                      561,671                  1987           1996            5-35
Holiday Inn - Provo                          231,224                  1968           1996            5-35
Holiday Inn Express - Portland (Stark)       311,010                  1986           1996            5-35
Holiday Inn Express - Poulsbo                260,356                  1986           1996            5-35
Holiday Inn Hotel & Suites - Kent            478,439                  1986           1996            5-35
Holiday Inn Hotel & Suites - Mesa CC       1,051,861                  1985           1996            5-35
Residence Inn - Oxnard                       990,158                  1987           1996            5-35
Best Western - Lynnwood                      209,752                  1978           1997            5-35
Best Western - Ogden                         587,755                  1982           1997            5-35
Clinic View Inn & Suites - Rochester         762,423                Various          1997            5-35
Courtyard by Marriott - Cypress              721,262                  1990           1997            5-35
Crystal Suites - Anaheim                     305,760                  1992           1997            5-35
Hawthorn Suites - Kent                       774,378                  1990           1997            5-35
Hawthorn Suites - Sacramento                 724,543                  1988           1997            5-35
Hilton - Salt Lake City                    1,786,645                  1975           1997            5-35
Holiday Inn - La Mirada                      964,833                  1984           1997            5-35
Holiday Inn - Rochester                      315,248                  1969           1997            5-35
Holiday Inn - San Diego                      594,714                  1968           1997            5-35
Holiday Inn - San Diego (Stadium)            468,546                  1991           1997            5-35
Marriott - Rochester                       1,694,705                  1991           1997            5-35
Marriott - Park City                         729,906                  1985           1997            5-35
Marriott - Provo                           1,082,601                  1982           1997            5-35
Ramada Plaza - San Diego (Old Town)          657,817                  1986           1997            5-35
Regency Plaza - LAX                          520,786                  1996           1997            5-35
Residence Inn - Provo                        258,919                  1996           1997            5-35
Residence Inn - Sacramento                   361,523                  1992           1997            5-35

                        SUNSTONE HOTEL INVESTORS, INC.
      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                            as of December 31, 1998

                                                                                          Cost Capitalized
                                                                      Initial               Subsequent to
                                                                  Cost to Company            Acquisition
                                                             ------------------------- -----------------------
                                                                           Buildings               Buildings
                                                                              and                     and
Description                                  Encumbrances        Land     Improvements    Land    Improvements
-----------                                  ------------    ------------ ------------ ---------- ------------
Residence Inn - San Diego                                      3,130,000   12,798,740        --      852,005
Sheraton - Chandler                          13,260,000       18,752,580   23,712,592  1,241,439   2,395,024
The Kahler Hotel - Rochester                 32,221,493(c)     3,410,748   43,097,136        --    1,121,988
Marriott (University) - Salt Lake City        8,320,000              --    25,238,738        --    2,650,919
Days Inn - Santa Clara                                         7,291,944   11,880,357        --      128,469
Fairfield Inn - Santa Clarita                                  1,606,752    3,229,381        --      127,340
Hampton Inn - Santa Clarita                   6,138,659        2,142,565    5,406,343        --      261,890
Hilton - Carson                                                1,830,000    9,403,847        --    1,084,313
Marriott - Napa                                                8,624,880   11,265,026        --       17,426
Marriott - Pueblo                                                    --     9,430,049        --      261,781
Pacific Shores - Santa Monica                                        --    21,006,510        --       91,947
Radisson - Oxnard                                              1,637,220    6,793,478        --      202,573
Residence Inn - Santa Clarita                                  2,191,026    8,198,217        --      109,063
Vacation Inn - San Diego                                       2,070,000    8,521,100        --      300,624
                                             -----------     ------------ ------------ ---------- -----------
                                             $96,176,535     $113,687,038 $560,667,447 $2,843,960 $96,398,300
                                             ===========     ============ ============ ========== ===========
Investments in Other Real Estate Properties
-------------------------------------------
TCS - Rochester                              $ 8,792,939     $  2,867,301 $  5,256,717 $      --  $       --
TCS - Salt Lake City                                 --               --     1,600,686        --          --
Land held for future development or sale             --         1,496,556          --         --          --
Land under development                               --           649,819          --         --          --
                                             -----------     ------------ ------------ ---------- -----------
                                             $ 8,792,939     $  5,013,676 $  6,857,403 $      --  $       --
                                             ===========     ============ ============ ========== ===========
                                                                                                             Life on Which
                                                  Gross Amount at                                            Depreciation
                                                  Close of Period                                              In Latest
                                             -------------------------                                       Statement of
                                              Buildings                                                        Financial
                                                 and                     Accumulated     Date of      Date    Position is
Description                         Land     Improvements   Totals(a)  Depreciation(b) Construction Acquired   Conducted
-----------                     ------------ ------------ ------------ --------------- ------------ -------- -------------
Residence Inn - San Diego         3,130,000   13,650,745   16,780,745      482,815         1989      1997       5-35
Sheraton - Chandler              19,994,019   26,107,616   46,101,635    1,115,579         1987      1997       5-35
The Kahler Hotel - Rochester      3,410,748   44,219,124   47,629,872    1,983,715      Various      1997       5-35
Marriott (University) - Salt
 Lake City                              --    27,889,657   27,889,657    1,204,137         1987      1997       5-35
Days Inn - Santa Clara            7,291,944   12,008,826   19,300,770      291,614         1985      1998       5-35
Fairfield Inn - Santa Clarita     1,606,752    3,356,721    4,963,473      109,520         1997      1998       5-35
Hampton Inn - Santa Clarita       2,142,565    5,668,233    7,810,798      134,855         1988      1998       5-35
Hilton - Carson                   1,830,000   10,488,160   12,318,160      327,440         1990      1998       5-35
Marriott - Napa                   8,624,880   11,282,452   19,907,332      274,219         1979      1998       5-35
Marriott - Pueblo                       --     9,691,830    9,691,830      146,077         1998      1998       5-35
Pacific Shores - Santa Monica           --    21,098,457   21,098,457      256,562         1967      1998       5-35
Radisson - Oxnard                 1,637,220    6,996,051    8,633,271      189,776         1987      1998       5-35
Residence Inn - Santa Clarita     2,191,026    8,307,280   10,498,306      275,589         1997      1998       5-35
Vacation Inn - San Diego          2,070,000    8,821,724   10,891,724      291,081         1988      1998       5-35
                                ------------ ------------ ------------ ------------
                                $116,530,998 $657,065,747 $773,596,745  $41,138,845
                                ============ ============ ============ ============
Investments in Other Real Estate Properties
-------------------------------------------
TCS - Rochester                 $  2,867,301 $  5,256,717 $  8,124,018  $   113,346        1993      1997       5-35
TCS - Salt Lake City                     --     1,600,686    1,600,686      389,058        1980      1997       5-35
Land held for future
 development or sale               1,496,556          --     1,496,556          --
Land under development               649,819          --       649,819          --
                                ------------ ------------ ------------ ------------
                                $  5,013,676 $  6,857,403 $ 11,871,079  $   502,404
                                ============ ============ ============ ============

                                            Hotel Properties                 Other Real Estate Investments
                                ----------------------------------------  -----------------------------------
                                    1996          1997         1998         1996        1997        1998
                                ------------  ------------  ------------  ----------- ----------- -----------
(a) Reconciliation of Land and Buildings and Improvements:
    Balance at the
     beginning of the year      $ 52,012,431  $147,323,633  $643,225,814          --          --  $ 9,724,705
    Additions during year:
    Acquisitions                  88,198,970   467,135,296   122,528,695          --    9,724,705         --
    Improvements                  11,062,230    28,766,885    54,903,283          --          --    2,146,374
    Disposals during the
     year                         (3,949,998)           --   (47,061,047)         --           --          --
                                ------------  ------------  ------------  ----------- ----------- -----------
    Balance at end of year      $147,323,633  $643,225,814  $773,596,745  $       --  $ 9,724,705 $11,871,079
                                ============  ============  ============  =========== =========== ===========
(b) Reconciliation of Accumulated Depreciation:
    Balance at beginning of
     year                       $  6,735,996  $  9,558,217  $ 19,223,317  $       --  $       --  $    99,000
      Depreciation for the
       year                        2,861,351     9,665,100    23,216,159          --       99,000     403,404
      Retirement                     (39,130)          --     (1,300,631)         --          --          --
                                ------------  ------------  ------------  ----------- ----------- -----------
    Balance at end of year      $  9,558,217  $ 19,223,317  $ 41,138,845  $       --  $    99,000 $   502,404
                                ============  ============  ============  =========== =========== ===========
(c) The $32,221,493 encumbrance is cross-collateralized by Park City Marriott and the Kahler Hotel.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Sunstone Hotel Investors, Inc.

  We have audited the accompanying consolidated statements of operations, equity and cash flows of Sunstone Hotel Investors, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sunstone Hotel Investors, Inc. and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         /s/ COOPERS & LYBRAND LLP

San Francisco, California
February 28, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Sunstone Hotel Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Sunstone Hotel Properties, Inc. (the "Lessee") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Lessee's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Properties, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                       /S/ ERNST & YOUNG LLP

Newport Beach, California
February 19, 1999

                        SUNSTONE HOTEL PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $  3,639,000  $ 4,352,000
  Receivables, net of allowance for doubtful
   accounts of $388,000 in 1998 and $267,000 in 1997   10,771,000   10,037,000
  Due from affiliates, net                                164,000      321,000
  Inventories                                           1,824,000    1,798,000
  Prepaid expenses and other current assets               640,000      306,000
                                                     ------------  -----------
                                                       17,038,000   16,814,000
Management agreements, net                                366,000      752,000
Property and equipment, net                               154,000    3,116,000
Other assets                                              420,000      204,000
                                                     ------------  -----------
                                                     $ 17,978,000  $20,886,000
                                                     ============  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Rent payable--Sunstone Hotel Investors, Inc.       $  7,498,000  $ 7,641,000
  Accounts payable                                      8,811,000    8,836,000
  Accrued payroll and employee benefits                 6,697,000    5,461,000
  Sales taxes payable                                   1,915,000    1,640,000
  Stockholder line of credit                              650,000          --
  Other liabilities                                     1,295,000    1,845,000
                                                     ------------  -----------
                                                       26,866,000   25,423,000
Long-term liabilities
  Capital lease obligation                                    --       366,000
  Accrued pension liability                             1,603,000    1,017,000
                                                     ------------  -----------
                                                       28,469,000   26,806,000
                                                     ------------  -----------
Commitments and contingencies (Notes 5 and 6)
Minority interest                                             --       119,000
Stockholders' deficit
  Common stock, no par value, 100,000 shares
   authorized; 125 shares issued and outstanding          498,000          --
  Accumulated deficit (Note 3)                        (10,422,000)  (6,039,000)
  Accumulated other comprehensive loss                   (567,000)         --
                                                     ------------  -----------
                                                      (10,491,000)  (6,039,000)
                                                     ------------  -----------
                                                     $ 17,978,000  $20,886,000
                                                     ============  ===========

   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Years Ended December 31,
                                  --------------------------------------
                                      1998         1997         1996
                                  ------------  -----------  -----------
REVENUES:
Room                              $204,492,000  $95,106,000  $34,085,000
Food and beverage                   41,857,000   14,159,000    2,576,000
Other                               27,247,000    8,888,000    1,932,000
                                  ------------  -----------  -----------
Total revenues                     273,596,000  118,153,000   38,593,000
                                  ------------  -----------  -----------
EXPENSES:
Room                                47,585,000   22,073,000    9,041,000
Food and beverage                   34,474,000   11,978,000    2,436,000
Other                               17,382,000    5,154,000    1,265,000
Advertising and promotion           20,719,000    9,574,000    3,895,000
Repairs and maintenance             11,314,000    4,719,000    1,829,000
Utilities                           10,960,000    5,013,000    2,034,000
Franchise costs                      7,229,000    3,428,000    1,326,000
Management fees to related party       937,000    1,776,000      983,000
Rent expense--Sunstone Hotel
 Investors, Inc.                    98,682,000   44,680,000   14,848,000
General and administrative          28,697,000   11,889,000    4,098,000
                                  ------------  -----------  -----------
Total expenses                     277,979,000  120,284,000   41,755,000
                                  ------------  -----------  -----------
NET LOSS                          $ (4,383,000) $(2,131,000) $(3,162,000)
                                  ============  ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                         Common Stock, no par                     Other         Total
                         --------------------   Accumulated   Comprehensive Stockholders'
                          Shares     Amount       Deficit         Loss         Deficit
                         ---------------------- ------------  ------------- -------------
Balance at December 31,
 1995                         125  $        --  $   (746,000)   $     --    $   (746,000)
Net loss                      --            --    (3,162,000)         --      (3,162,000)
                          -------  ------------ ------------    ---------   ------------
Balance at December 31,
 1996                         125           --    (3,908,000)         --      (3,908,000)
Net loss                      --            --    (2,131,000)         --      (2,131,000)
                          -------  ------------ ------------    ---------   ------------
Balance at December 31,
 1997                         125           --    (6,039,000)         --      (6,039,000)
Contributions                 --        498,000          --           --         498,000
Net loss                      --            --    (4,383,000)         --      (4,383,000)
Minimum pension
 liability adjustment         --            --           --      (567,000)      (567,000)
                          -------  ------------ ------------    ---------   ------------
Balance at December 31,
 1998                         125  $    498,000 $(10,422,000)   $(567,000)  $(10,491,000)
                          =======  ============ ============    =========   ============





   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Years Ended December 31,
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $(4,383,000) $(2,131,000) $(3,162,000)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Gain on sale of assets                   (266,000)         --           --
  Bad debt expense                          382,000      267,000          --
  Depreciation                               67,000       53,000          --
  Amortization                              386,000       94,000          --
  Deferred compensation expense             309,000          --           --
  Changes in operating assets and
   liabilities:
    Receivables                            (692,000)  (2,011,000)    (751,000)
    Inventories                                 --      (140,000)    (389,000)
    Prepaid expenses and other current
     assets                                (116,000)      91,000      (45,000)
    Other assets                           (222,000)         --           --
    Rent payable--Sunstone Hotel
     Investors, Inc.                       (143,000)   5,281,000    1,715,000
    Accounts payable                        (25,000)  (1,060,000)   2,034,000
    Accrued payroll and employee
     benefits                             1,236,000    3,250,000      618,000
    Sales taxes payable                     275,000    1,416,000       (1,000)
    Due from affiliates, net              2,050,000   (1,852,000)    (170,000)
    Accrued pension liability                19,000     (180,000)         --
    Other liabilities                      (683,000)    (976,000)     535,000
                                        -----------  -----------  -----------
Net cash (used in) provided by
 operating activities                    (1,806,000)   2,102,000      384,000
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment          (95,000)    (174,000)     (19,000)
Net proceeds from sale of assets            525,000          --           --
Proceeds from Lessor upon execution of
 certain leases                              13,000    1,269,000          --
                                        -----------  -----------  -----------
Net cash provided by (used in)
 investing activities                       443,000    1,095,000      (19,000)
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder line of
  credit                                    650,000          --           --
 Payments on capital lease obligation           --       (10,000)         --
                                        -----------  -----------  -----------
Net cash provided by (used in)
 financing activities                       650,000      (10,000)         --
                                        -----------  -----------  -----------
Net (decrease) increase in cash and
 cash equivalents                          (713,000)   3,187,000      365,000
Cash and cash equivalents, beginning
 of year                                  4,352,000    1,165,000      800,000
                                        -----------  -----------  -----------
Cash and cash equivalents, end of year  $ 3,639,000  $ 4,352,000  $ 1,165,000
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

  Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in August 1995 and commenced operations effective with the completion of an initial public stock offering by Sunstone Hotel Investors, Inc. (the "Lessor") on August 16, 1995. The Lessee leases hotel properties, which are primarily located in the western United States, from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee operates 100% of the hotel properties owned by the Lessor. The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At December 31, 1998, 57 hotel properties were leased from the Lessor.

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

Receivables:

  Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize the hotel services. Accounts receivable also includes receivables from customers who utilize the Lessee's laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Lessee maintains an allowance for doubtful accounts at a level which the Lessee's management believes is sufficient to cover potential credit losses.

Inventories:

  Inventories, consisting primarily of food and beverages are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Management Agreements:

  Management agreements are carried at the Lessor's allocated cost of such agreements prior to the agreements being assigned to the Lessee. The allocated costs were based upon the estimated fair value of the management agreements in connection with the Lessor's acquisition of the stock of Kahler Realty Corporation in October 1997. The management agreements are amortized over the estimated term of the related agreements ranging from one to ten years. Accumulated amortization totaled $480,000 and $94,000 at December 31, 1998 and 1997, respectively.

Property and Equipment:

  Property and equipment is stated on the basis of cost and includes computer equipment and other hotel equipment. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 25 years.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Summary of Significant Accounting Policies, continued

  During 1998, the Lessee reconveyed to the Lessor certain hotel telephone equipment that was being leased pursuant to a capital lease agreement. The equipment carried at $404,000 and related capital lease obligation of $421,000 were previously assigned to the Lessee by the Lessor and originally recorded by the Lessee at the Lessor's costs. The Lessor agreed to assume the capital lease obligation and to reimburse the Lessee for all lease payments made by the Lessee since the equipment was assigned to the Lessee in October 1997. The transaction was recorded by the Lessee as a reduction of the applicable asset, the related accumulated depreciation and a reduction of the capital lease obligation.

  During 1998, the Lessee reconveyed to the Lessor approximately $2.2 million in china, glass, silver and linen that was previously assigned to the Lessee by the Lessor and originally recorded by the Lessee at the Lessor's cost. The transaction was recorded by the Lessee as a reduction of the applicable asset accounts and a reduction of the amount due to the Lessor, with no gain or loss being recognized.

  During 1998, the sewage treatment plant and related assets were sold to a third party for net proceeds of $650,000, of which $125,000 of the proceeds were received by the Lessor and recorded by the Lessee as a receivable from the Lessor. A gain of $266,000 was recognized in connection with the sale of these assets.

  Property and equipment consists of the following at December 31:

                                           1998       1997
                                         --------  ----------
   Land                                  $    --   $   26,000
   Sewage treatment plant and equipment       --      521,000
                                         --------  ----------
                                              --      547,000
   Hotel and computer equipment           233,000   2,622,000
                                         --------  ----------
                                          233,000   3,169,000
   Accumulated depreciation               (79,000)    (53,000)
                                         --------  ----------
                                         $154,000  $3,116,000
                                         ========  ==========

  Depreciation expense for 1998, 1997 and 1996 totaled $67,000, $53,000 and $0, respectively.

Revenue Recognition:

  Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

Other Revenues:

  Other revenues consist of revenues derived from incidental hotel services such as concession, movie, golf, retail, fitness services and sublease revenues relating to the restaurants and retail shops. Revenues from incidental hotel services are recognized in the period the related services are provided. Sublease revenues for 1998 and 1997 totaled $2.5 million and $344,000, respectively. In 1998, other revenues also include the $266,000 gain on the sale of the sewage treatment plant and related assets.

                        SUNSTONE HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Rent Expense:

  Rent expense is recognized as incurred to the Lessor under the Percentage Leases commencing on the date the lease is executed. Percentage rent is accrued prior to the Lessee achieving the baseline revenue that triggers the percentage rental expense when achievement of the baseline revenue is considered probable.

Income Taxes:

  The Lessee has elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code. As a Subchapter S Corporation, the tax attributes of the Lessee will pass through to its stockholders, who will then owe any income related taxes. Accordingly, the accompanying statements of operations and stockholders' deficit do not include income tax expense.

Fair Value of Financial Instruments:

  Management has estimated the fair value of its financial instruments. Considerable judgment is required in interpreting market data in order to develop estimates of the fair value of the Lessee's financial instruments. Accordingly, the estimated values are not necessarily indicative of the amounts that could be realized in current market exchanges. For those financial instruments for which it is practical to estimate fair value, management believes that the carrying amounts of the Lessee's financial instruments reasonably approximate their fair value at December 31, 1998 and 1997.

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

Reclassifications:

  Certain prior year balances have been reclassified to conform with the current year presentation.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Summary of Significant Accounting Policies, continued

Seasonality:

  The hotel industry is seasonal in nature. Seasonal variations in revenues may cause quarterly fluctuations in the Lessee's revenues.

Comprehensive Income (Loss):

  In 1998, the Lessee adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes new standards for reporting and displaying of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Lessee's net loss. SFAS 130 requires that the minimum pension liability adjustment be included in other comprehensive income (loss) which is reflected on the consolidated statements of changes in stockholders' deficit. There were no items of other comprehensive income in 1997 or 1996.

Reportable Segments:

  During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Lessee. The Lessee operates the Lessor's hotel properties which generated room, food and beverage and other revenues through the renting of hotel rooms and the operations of the food and beverage outlets to a diverse base of customers. The Lessee separately evaluates the performance of each of its hotels. However, because each of the hotels have similar economic characteristics, facilities and services, the hotel properties have been aggregated into a single dominant segment. The Lessee evaluates performance and allocates resources primarily based on revenue per available room, average daily rate and the occupancy rate of individual hotels.

3. Stockholders' Deficit

  The Lessee has incurred significant losses from its inception in 1995. At December 31, 1998, the Lessee's stockholders' deficit amounted to $10.5 million. At December 31, 1998, the Lessee's rent payable to the Lessor amounted to $7.5 million. Also at December 31, 1998, the Lessee's current liabilities exceeded its current assets by $9.8 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Lessor is a result of the original terms under the Percentage Leases, for the payment of rent to the Lessor, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

  The Lessee's $4.4 million net loss in 1998 as well as the $2.1 million and $3.2 million net losses in 1997 and 1996, respectively, were primarily due to the substantial renovations at the hotels the Lessee operates, resulting in a substantial number of rooms taken out of service which adversely impacted the hotels' operations and profitability. In 1998, 1997 and 1996, 20, 19 and 8 hotels, respectively, were subject to substantial renovations. Such renovations were made in conjunction with the Lessor's strategy of acquiring hotels that can benefit from extensive improvements, reflagging and repositioning, resulting in higher potential revenue. During periods of renovation, the hotels generally do not generate sufficient revenue to meet operating expenses, including lease payments. Accordingly, the Lessee incurred substantial operating losses primarily due to the terms of the Percentage Leases.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Stockholder Line of Credit

  On December 30, 1998, the Lessee entered into a $1.5 million line of credit with its primary stockholder. The line of credit bears interest at the prime rate plus 0.25%, is unsecured and has a maturity date of December 29, 1999. The line of credit is to be used exclusively for general short-term working capital needs. As of December 31, 1998, the unpaid balance on the line of credit was $650,000.

5. Other Commitments and Contingencies

  Ten of the Lessee's hotels have telephone service agreements with a telecommunications company which call for contingent payments based upon telephone usage. These agreements expire in June 2000. Expenses incurred pursuant to these service agreements totaled $2.9 million, $533,000 and $0 in 1998, 1997 and 1996, respectively.

  The Lessee has entered into various license and franchise agreements related to certain hotel properties. The agreements have terms ranging between 4 and 28 years and expire between 2001 and 2026. The agreements require the Lessee to, among other things, pay various monthly fees that are calculated based on specified percentages of certain specified revenues. The Lessee's obligations under certain of the agreements are guaranteed by either its shareholders or the Lessor.

  The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Lessor.

  The Lessee is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Lessee's financial position or results of operations when resolved.

6. Percentage Lease Agreements

  The Lessee has future commitments to the Lessor under the Percentage Leases through 2008. At December 31, 1998, future minimum rentals (base rents) payable under the Percentage Leases, exclusive of any base rent which may be abated during periods of major renovation, with the Lessor are as follows:

       1999        $ 57,524,000
       2000          57,524,000
       2001          57,524,000
       2002          57,524,000
       2003          57,524,000
       Thereafter   198,908,000
                   ------------
                   $486,528,000
                   ============

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Percentage Lease Agreements, (continued)

  The term of each lease is ten years. The Percentage Leases contain various covenants and are cross-defaulted. The rent payable under each lease is the greater of base rent (subject to annual adjustments based on increases in the United States Consumer Price Index) or percentage rent. Percentage rent is calculated as 9% to 50% of room revenues, up to a certain baseline revenue (the base rent component), then 60% to 68% of room revenues in excess of the baseline revenues. Generally, percentage rent also includes 5% of food and beverage revenue and 100% of net other revenues. Rent expense pursuant to the Percentage Leases for the year ended December 31, 1998, 1997 and 1996 was $98.7 million, $44.7 million and $14.8 million, respectively, of which $40.2 million, $19.8 million and $6.8 million, respectively, was in excess of base rents. The stockholders of the Lessee have collateralized the lease payments by pledging 481,955 of their Operating Partnership units of Sunstone Hotel Investors, L.P., a majority-owned partnership of the Lessor. At December 31, 1998, 317,645 of the Operating Partnership units pledged by the primary stockholder are also pledged to a senior lender to secure the credit facility issued to the primary stockholder. This credit facility will be used by the primary stockholder to fund the short-term working capital needs of the Lessee (see Note 4). The Lessor has subordinated its right under the collateral to the senior lender.

  In 1997, the Lessor and Lessee amended the Percentage Leases for hotels then currently under renovation and for any future hotels to allow for the abatement of base rent related to rooms taken out of service during major renovations. The Lessor abated $668,000 and $0 of base rent during 1998 and 1997, respectively.

  Upon the sale of a hotel by the Lessor, the respective Percentage Lease terminates. As provided for in the Percentage Leases and as compensation for the early termination, the Lessor is required to (i) pay the Lessee a termination fee of an amount equal to the net profit earned by the Lessee with respect to the hotels sold for the 12-month period preceding the sale or, (ii) offer to lease the Lessee one or more substitute hotel facilities pursuant to a similar lease. During 1998, the Lessor sold six hotels and terminated the related Percentage Leases. Such terminated leases were replaced with new leases in 1998 and no termination fee was due from the Lessor.

  Pursuant to the Percentage Leases, the Lessor is required to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the hotels, when and as deemed necessary by the Lessee, an amount equal to 4% of room revenue per quarter on a cumulative basis. To the extent the amount is not fully utilized by the Lessee in any year, the Lessor may use the amount to fund certain capital expenditures. The Lessor is responsible for payment of (i) real estate and personal property taxes on its hotel properties (except to the extent that personal property associated with the hotels is owned by the Lessee), (ii) casualty insurance on the hotels, (iii) business interruption insurance on the hotels, and (iv) general liability insurance. The Lessee is required to pay for workers' compensation and other insurance appropriate and customary for properties similar to the Lessor's hotels with the Lessor as an additional named insured.

7. Retirement Plans

  The Lessee has a defined benefit plan covering union employees at certain properties located in Rochester, Minnesota. This was previously a plan of Kahler Realty Corporation ("Kahler"), which was assumed by the Lessor in connection with its acquisition of Kahler on October 15, 1997. The plan was assigned to the Lessee upon execution of the Percentage Leases of the related Kahler Hotels. Pension contributions and expenses for this plan are determined based on the actuarial cost of current service.

  During 1998, the Lessee adopted the requirements of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which requires the Lessee to revise the disclosures about pension and other postretirement benefit plans. SFAS No. 132 only revises the disclosure and does not change the measurement or recognition of those plans. Accordingly, the adoption of SFAS No. 132 did not have any impact on the financial position, operations or cash flows of the Lessee.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Retirement Plans, continued

  Net periodic pension cost for the defined benefit plan includes the following components for the year ended December 31, 1998 and for the period October 15, 1997 to December 31, 1997:

                                                                  October 15,
                                                       For the       1997
                                                     Year Ended     through
                                                      December     December
                                                      31, 1998     31, 1997
                                                     -----------  -----------
Change in the Projected Benefit Obligation ("PBO")
  PBO at beginning of year                           $ 3,509,000  $ 3,467,000
  Service cost                                           147,000       30,000
  Interest cost                                          269,000       51,000
  Benefits paid                                         (185,000)     (29,000)
  Actuarial loss (gain)                                  569,000      (10,000)
                                                     -----------  -----------
  PBO at end of year                                 $ 4,309,000  $ 3,509,000
                                                     ===========  ===========
Change in the fair value of plan assets
  Fair value of assets at beginning of year          $ 2,492,000  $ 2,597,000
  Employer contributions                                 198,000          --
  Benefits paid                                         (185,000)     (29,000)
  Actual return on assets                                201,000      (76,000)
                                                     -----------  -----------
  Fair value of assets at end of year(1)             $ 2,706,000  $ 2,492,000
                                                     ===========  ===========
Components of accrued pension cost Funded status     $(1,603,000) $(1,017,000)
  Unrecognized net actuarial loss                        567,000          --
                                                     -----------  -----------
  Accrued pension cost                               $(1,036,000) $(1,017,000)
                                                     ===========  ===========
Amounts recognized in the consolidated balance
 sheets
  Accrued pension liability                          $(1,603,000) $(1,017,000)
  Accumulated other comprehensive loss                   567,000          --
                                                     -----------  -----------
  Accrued pension cost recognized                    $(1,036,000) $(1,017,000)
                                                     ===========  ===========
Change in the additional minimum pension liability
 recognized
  Change in accrued pension cost                     $   567,000  $       --
                                                     -----------  -----------
  Change in other comprehensive loss                 $   567,000  $       --
                                                     ===========  ===========
Components of the net periodic pension cost
 recognized as expense
  Service cost                                       $   147,000  $    30,000
  Interest cost                                          269,000       51,000
  Expected return on plan assets                        (200,000)     (43,000)
  Amortization of unrecognized net actuarial loss          1,000          --
                                                     -----------  -----------
  Net periodic pension cost recognized as expense    $   217,000  $    38,000
                                                     ===========  ===========
Key economic assumptions
  Weighted-average discount rate                            6.50%        7.00%
  Weighted-average expected long-term return on plan
   assets                                                   8.00%        8.00%

  The accumulated projected benefit obligation for the plan was $4.3 million and $3.5 million on December 31, 1998 and 1997, respectively.
--------
(1) Plan assets consist primarily of equity and fixed income securities.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Retirement Plans, continued

  The benefit formula is based upon a monthly benefit level of $14 times the years of benefit service. The Lessee's funding policy is to contribute amounts to the plan sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amount as the Lessee may determine appropriate from time to time.

  The Lessee also provides post-retirement benefits to a fixed number of retired employees of acquired hotels relating to service provided prior to 1992. At December 31, 1998 and 1997, the estimated liability was $137,000 and $179,000, respectively, and is included in other accrued expenses.

  The Lessee's employees may participate, subject to eligibility, in Sunstone Hotel Properties, Inc.'s Retirement and Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Up to 6% of employee contributions are matched by the Lessee at 25%. Matching contributions made by the Lessee totaled $358,000, $69,000 and $11,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8. Stock Appreciation Rights Plan

  In July 1996, the Lessee adopted the 1996 Stock Appreciation Rights Plan (the "SAR Plan"), as amended, under which employees, consultants and nonemployee members of the Board of Directors of the Lessee are eligible to receive stock appreciation rights that are based upon the quoted market prices of the Lessor's common stock. All rights were issued at prices equal to the quoted market prices of the Lessor's common stock on the dates granted, had ten-year terms and vested over five years.

  Effective September 25, 1998, the SAR Plan was terminated and all unexercised stock appreciation rights issued under the SAR Plan are being canceled. The Lessee's stockholders have agreed to settle the Lessee's liability under the SAR Plan by assigning their personal warrants to acquire the Lessor's common stock to the holders of the stock appreciation rights being canceled. The fair value of the warrants being assigned effective September 25, 1998 was computed to be $498,000 based on the Black Scholes option pricing model. The $498,000 fair value was recorded as an equity contribution from the Lessee's stockholders. Deferred compensation expense of $498,000 was recorded on the balance sheet effective September 25, 1998, and will be amortized over the future vesting period of the assigned warrants. At December 31, 1998, the remaining unamortized deferred compensation expense totaled $189,000. The warrants being assigned will vest in accordance with the original vesting schedule of the stock appreciation rights being canceled. The stock warrants will be exercisable beginning October 25, 1999 and will expire September 25, 2003.

9. Other Related Party Transactions

  Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by the Lessee's primary stockholder, provides management services to the Lessee pursuant to the terms of a management agreement. The agreement has a one year term and is automatically renewed. Management fees are computed based on 1% to 2% of gross revenues. The cost of these services is classified as management fees in the statements of operations. In 1998, management fees totaling $3.3 million were permanently abated by the Management Company.

  Certain Lessee employees' salaries and identifiable employee expenses incurred in connection with acquisition and construction services are reimbursed by the Lessor. The reimbursements are recorded as a reduction of the related expenses. During the years ended December 31, 1998, 1997 and 1996, $962,000, $634,000 and $200,000 was reimbursed to the Lessee for such services, respectively.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Other Related Party Transactions, continued

  Upon the execution of each Percentage Lease, the Lessor assigns all hotel operating assets and liabilities to the Lessee at the Lessor's cost. The Lessee records all such hotel operating assets and liabilities at the Lessor's cost with a corresponding net amount payable to or receivable from the Lessor, depending on whether net assets or liabilities were assigned. During 1998, 1997 and 1996, the net assets assigned in this manner totaled $218,000, $1.9 million and $147,000, respectively. In connection with the Lessor's acquisition of Kahler Realty Corporation in October 1997, the Lessor assigned net liabilities to the Lessee and paid the Lessee $1.1 million, plus an additional $200,000 of assigned cash.

  The Lessee is reimbursed by the Lessor for certain costs it incurs related to the Lessor's renovation of the hotels. The total costs incurred and reimbursable by the Lessor totaled $1.6 million and $1.8 million in 1998 and 1997, respectively. No reimbursements were made to the Lessee in 1996.

  In addition, the Lessor reimburses the Lessee for general and administrative expenses incurred by the Lessee on behalf of the Lessor. The total costs reimbursable to the Lessee during 1998 and 1997 totaled $167,000 and $80,000, respectively.

  Amounts due from affiliates primarily represents reimbursements due from the Lessor netted with the amounts due to the Lessor for net hotel operating assets assigned by the Lessor to the Lessee upon the execution of each Percentage Lease.

10. Credit Risk and Collective Bargaining Agreements

  Financial instruments that potentially subject the Lessee to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

  The Lessee maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Lessee's policy is designed to limit exposure to any one institution. The Lessee performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Lessee's investment strategy. At December 31, 1998 and 1997, the Lessee had amounts in banks that were in excess of federally-insured amounts.

  Concentrations of credit risk with respect to trade accounts receivable include accounts receivable from hotel guests from Middle Eastern countries totaling $1.7 million which represents 15% of total accounts receivable at December 31, 1998. Credit is extended based on an evaluation of the guests' financial condition, and collateral is generally not required. The Lessee provides for potential credit losses relating to the accounts receivable from these guests based on the Lessee's historical experience. Historically, credit losses associated with these accounts receivable have not been material to the hotels' results of operations.

  The Lessee is subject to collective bargaining agreements at certain hotels it operates. At December 31, 1998, the percentage of employees covered by such collective bargaining agreements represent approximately 11% of the total number of employees.

11. Year 2000 Issues (Unaudited)

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

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Year 2000 Issues (Unaudited), continued

  The Lessee relies on information technology ("IT") systems and other systems and facilities such as PBX switches, elevators, heating, ventilation and air conditioning, security, fire and life safety and other environmental systems ("embedded systems") to conduct its business. Both the IT and the embedded systems are subject to the Year 2000 Issue which, if not remedied in time, could have an impact on the operations of the Lessee. The Lessee also may be exposed to risks from third parties with whom the Lessee interacts who fail to adequately address their own Year 2000 issues. Such third parties include franchisers, vendors, suppliers and significant customers.

  To mitigate and minimize the number and seriousness of any disruptions caused by the Year 2000 Issue, the Lessee has developed and adopted a Year 2000 Compliance Program (the "Compliance Program") which involves the following four phases: assessment, which includes development of an action plan and inventorying of the hotels' systems, remediation, testing, and implementation. With the assistance of outside consultants, site surveys are being performed and all hotels' systems will be identified and inventoried and will include information such as the manufacturer or vendor who performed the installation, currently services or maintains each system. The Lessee has begun contacting these vendors to obtain certification relating to their Year 2000 compliance testing. In addition, all parties for building systems that service leased premises, or a facility within which leased premises are located and are operated and controlled by or interact with a software program will be identified and contacted. It should be noted that due to the complexity of some of the systems, in many cases, the only way to determine the potential impact of the systems would be to verify the Year 2000 effect with the particular vendor. The assessment phase will be completed by the end of the first quarter 1999.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase--Hotel and Lessee Systems

Based on the results of the site assessments, the identified IT and embedded systems will be replaced or upgraded. The system upgrades will be prioritized according to their critical importance. Life safety systems and emergency services will take priority in accordance with the steps laid out in the action plan. The various vendors associated with any system replacements or upgrades will be contacted to determine their readiness to deal with these system enhancements. Performance of certain testing by the vendors may be required in several cases to ensure Year 2000 compliance. All vendors, manufacturers, service personnel, consultants, contractors, lessees and lessors will be requested to prepare a letter certifying and warranting that all systems, utilities and services containing time and date-related coding and internal programs, shall continue without interruption beyond December 31, 1999. The implementation will be monitored and managed on a real-time basis to ensure a smooth upgrade of the systems. Completion of the implementation and testing phases for all significant systems is expected by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999, with 100% completion targeted for October 31, 1999.

Nature and Level of Importance of Third Party Systems and their exposure to the Year 2000.

  The Lessee is in the process of surveying its vendors and service providers that are critical to the Lessee's business to determine whether they are Year 2000 compliant. The Lessee expects that these surveys will be completed by the end of the second quarter of 1999, but cannot guarantee that all vendors or service providers will respond to the survey, and therefore the Lessee may not be able to determine Year 2000 compliance of those vendors or service providers. By the end of the second quarter of 1999, the Lessee will determine the extent to which the Lessee will be able to replace those vendors not in compliance. There may be instances in which the Lessee will have no alternative but to remain with non-compliant vendors or service providers. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Lessee. The effect of compliance by vendors is not determinable.

                        SUNSTONE HOTEL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Year 2000 Issues (Unaudited), continued

Cost of Addressing Year 2000 Issues:

  The Lessee estimates that total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $1.0 million and will be funded by the Lessor through its operating cash flows. To date, the costs incurred to address the Year 2000 issue consist primarily of services provided by outside consultants for on-site system surveys at a total cost of $163,000 which was expensed by the Lessor in the first quarter of 1999. The remaining balance is anticipated to be expended in 1999.

Risks Presented by Year 2000 Issues:

  Management of the Lessee believes it has an effective plan in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Lessee has not yet completed all necessary phases of the Year 2000 program. In the event that the Lessee does not complete any additional phases, the Lessee may encounter system failures associated with third-party vendors such as disruptions in passenger transportation or transportation systems generally, loss of utility and telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. These disruptions could adversely affect the Lessee, its business and its financial condition. The Lessee cannot predict the actual effects of the Year 2000 Issue on its business; such effects depend on numerous uncertainties such as whether significant third parties have properly and timely address the Year 2000 Issue and whether broad-based or systemic economic failures may occur. Due to the general uncertainty inherent in the Year 2000 Issue and the Lessee's dependence on third parties, the Lessee is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Lessee.

Contingency Plan:

  The Lessee is in the process of developing its contingency plan for the systems operated and maintained by the Lessee and the hotels. This is necessary in order to provide for the most likely worst case scenarios regarding Year 2000 compliance. The contingency plan is expected to be completed in 1999.

12. Subsequent Events

  In January 1999, an additional $800,000 was drawn on the stockholder line of credit by the Lessee for working capital needs. In February 1999, the Lessee paid down $644,000, plus related unpaid accrued interest, on the stockholder line of credit.

  In February 1999, the Lessor sold a hotel property located in Arcadia, California and the related Percentage Lease was terminated. No termination fee is due from the Lessor in connection with the lease termination as the Lessor anticipates offering the Lessee a substitute hotel facility within the 180 days allowed under the Percentage Lease agreement.

  On February 15, 1999, the Lessee began leasing office space from the Lessor when it moved its corporate facilities into a building owned by the Lessor.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Sunstone Hotel Properties, Inc.

  We have audited the accompanying consolidated statement of operations, stockholders' deficit, and cash flows of Sunstone Hotel Properties, Inc. and its subsidiaries (the "Lessee") for the year ended December 31, 1996. These financial statements are the responsibility of the Lessee's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sunstone Hotel Properties, Inc. and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       /s/ COOPERS & LYBRAND LLP

San Francisco, California
February 28, 1997