Form 10-Q
period 1999-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1999-05-17
CIK 930600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                               -------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended  MARCH 31, 1999
                          -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission file number 0-26304


                         SUNSTONE HOTEL INVESTORS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              --------------------

          Maryland                                           52-1891908
---------------------------------                        -------------------
 (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

  903 Calle Amanecer, San Clemente, CA                         92673
----------------------------------------                 ------------------
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

 As of May 11, 1999, there were 37,641,085 shares of Common Stock outstanding.

                         SUNSTONE HOTEL INVESTORS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS

SUNSTONE HOTEL INVESTORS, INC.

   Consolidated Balance Sheets as of March 31, 1999 and
       December 31, 1998.............................................        3

   Consolidated Statements of Operations for the Three Months
       Ended March 31, 1999 and 1998.................................        4

   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1999 and 1998.................................        5

   Notes to Consolidated Financial Statements........................        6

SUNSTONE HOTEL PROPERTIES, INC. ("LESSEE")

   Consolidated Balance Sheets as of March 31, 1999 and
       December 31, 1998.............................................       10

   Consolidated Statements of Operations for the Three Months
       Ended March 31, 1999 and 1998.................................       11

   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1999 and 1998.................................       12

   Notes to Consolidated Financial Statements........................       13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................       16

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...............................................       23


                          PART II -- OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.........................................       24

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................       31

SIGNATURES...........................................................       32

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SUNSTONE HOTEL INVESTORS, INC.

                         CONSOLIDATED BALANCE SHEETS



                                                                   March 31,     December 31,
                                                                     1999            1998
                                                                 ------------   -------------
                                                                  (Unaudited)
ASSETS:

Investments in hotel properties, net                             $842,323,000   $840,974,000
Other real estate investment properties, net                       19,410,000     17,027,000
Cash and cash equivalents                                             663,000        859,000
Restricted cash                                                     3,173,000      2,853,000
Rent receivable - Lessee                                           12,347,000      7,498,000
Other assets, net                                                  11,136,000      6,425,000
                                                                 ------------   ------------
                                                                 $889,052,000   $875,636,000
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                         $287,500,000   $274,500,000
Notes payable                                                     109,747,000    104,969,000
Accounts payable and other accrued expenses                        21,761,000     18,921,000
Dividends payable to preferred stockholders                           492,000        503,000
                                                                 ------------   ------------
                                                                  419,500,000    398,893,000
                                                                 ------------   ------------
Commitments and contingencies (Note 6)

Minority interest                                                  25,069,000     25,493,000

Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred Stock,
    $.01 par value, 10,000,000 authorized; 250,000 issued
    and outstanding as of March 31, 1999 and December
    31, 1998 (liquidation preference $100 per share
    aggregating $25,000,000)                                            3,000          3,000
Common stock, $.01 par value, 150,000,000 authorized;
    37,638,607 and 37,572,263 issued and outstanding
    as of March 31, 1999 and December 31, 1998, respectively          377,000        376,000
Additional paid-in capital                                        480,004,000    479,848,000
Distributions in excess of earnings                               (35,901,000)   (28,977,000)
                                                                 ------------   ------------
                                                                  444,483,000    451,250,000
                                                                 ------------   ------------
                                                                 $889,052,000   $875,636,000
                                                                 ============   ============





   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                            1999            1998
                                                         ------------    ------------
REVENUES:

Lease revenue - Lessee                                   $ 24,762,000    $ 23,687,000
Interest and other  income                                    130,000          57,000
                                                         ------------    ------------
                                                           24,892,000      23,744,000
                                                         ------------    ------------

EXPENSES:

Real estate related depreciation and amortization           9,989,000       7,919,000
Interest expense and amortization of financing costs        6,469,000       4,595,000
Real estate and personal property taxes and insurance       3,092,000       2,779,000
General and administrative                                  1,348,000       1,503,000
                                                         ------------    ------------
Total expenses                                             20,898,000      16,796,000
                                                         ------------    ------------

Income before gain on disposition of hotel property
  and minority interest                                     3,994,000       6,948,000

Gain on disposition of hotel property                         490,000              --
Minority interest                                            (212,000)       (351,000)
                                                         ------------    ------------
NET INCOME                                                  4,272,000       6,597,000

Distributions on preferred shares                            (487,000)       (487,000)
                                                         ------------    ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                  $  3,785,000    $  6,110,000
                                                         ============    ============
EARNINGS PER SHARE
    Basic                                                $       0.10    $       0.17
                                                         ============    ============
    Diluted                                              $       0.10    $       0.17
                                                         ============    ============
DIVIDENDS DECLARED PER SHARE                             $      0.285    $      0.275
                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                   1999              1998
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  4,272,000      $  6,597,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Minority interest                                               212,000           351,000
    Depreciation and amortization                                 9,989,000         8,024,000
    Amortization of financing costs                                 563,000           493,000
    Gain on disposition of hotel property                          (490,000)               --
    Changes in operating assets and liabilities:
      Rent receivable - Lessee                                   (4,849,000)       (4,533,000)
      Other assets, net                                          (1,037,000)       (2,232,000)
      Accounts payable and other accrued expenses                 2,840,000         1,848,000
                                                               ------------      ------------
Net cash provided by operating activities                        11,500,000        10,548,000
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, improvements and additions to hotel properties    (18,964,000)      (66,734,000)
Acquisitions, improvements and additions to other real
  estate investments                                             (2,525,000)               --
Proceeds from sale of hotel property                              4,000,000                --
Restricted cash                                                    (320,000)         (345,000)
Payments received on notes receivable                                50,000            12,000
                                                               ------------      ------------
Net cash used in investing activities                           (17,759,000)      (67,067,000)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                           97,000        69,618,000
Payment of deferred financing costs                                      --        (1,155,000)
Borrowings on revolving line of credit                           17,000,000        66,000,000
Principal payments on revolving line of credit                   (4,000,000)      (53,000,000)
Borrowings on notes payable                                       5,475,000                --
Principal payments on notes payable                                (697,000)      (16,383,000)
Distributions to common stockholders                            (10,709,000)       (9,075,000)
Distributions to minority interests                                (605,000)         (560,000)
Distributions to preferred stockholders                            (498,000)         (487,000)
                                                               ------------      ------------
Net cash provided by financing activities                         6,063,000        54,958,000
                                                               ------------      ------------
Net change in cash and cash equivalents                            (196,000)       (1,561,000)
Cash and cash equivalents, beginning of period                      859,000         3,584,000
                                                               ------------      ------------
Cash and cash equivalents, end of period                       $    663,000      $  2,203,000
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

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION, RELATIONSHIP WITH LESSEE AND BASIS OF PRESENTATION

Organization:

         Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company"), was formed in September 1994 and commenced operations as a real estate investment trust ("REIT") on August 15, 1995. At March 31, 1999, the Company had a 94.8% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which also commenced operations in August 1995. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

         At March 31, 1999, the Company's portfolio included 56 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman, Chief Executive Officer and President of the Company (80%), and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Relationship with Lessee:

         The Company must rely solely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its substantial rent obligation to the Company under the Percentage Leases. The Lessee has incurred significant losses from its inception in 1995. At March 31, 1999, the Lessee's stockholder's deficit amounted to $9.7 million. At March 31, 1999, the Lessee's rent payable to the Company amounted to $12.3 million. Also at March 31, 1999, the Lessee's current liabilities exceeded its current assets by $9.1 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end. The Company's management will continue to evaluate the financial condition of the Lessee and continue to evaluate other factors regarding the relationship between the Company and the Lessee.

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

         The interim consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION, RELATIONSHIP WITH LESSEE AND BASIS OF PRESENTATION (continued)

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include recoverability of long-lived assets and the outcome of claims, litigation and other contingencies (See Note
6), actual results could differ materially from those estimates in the near term.

Seasonality:

         The hotel industry is seasonal in nature. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues.

Reclassifications:

         Certain prior period balances have been reclassified to conform with the current period presentation.

2. INVESTMENTS IN HOTEL PROPERTIES

Investments:

         During the three months ended March 31, 1999, the Company completed, or was in the process of completing, substantial renovations at eight of the hotel properties, and in connection with such renovations, the Company incurred costs of approximately $16.2 million.

Disposition of Non-Core Assets:

         On February 2, 1999, the Company sold the 129-room limited service Hampton Inn located in Arcadia, California for $8.5 million and recognized a $490,000 gain. Included in other assets at March 31, 1999 is $4.3 million in proceeds receivable related to this sale.

3. REVOLVING LINE OF CREDIT

         Borrowings under the Credit Facility accrue interest at LIBOR plus 1.40% per annum, to LIBOR plus 2.00% per annum, based upon the leverage of the Company. At March 31, 1999, the Company's actual borrowing rate was LIBOR plus 1.75%. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. Under the terms of the Credit Facility, the Company has an option to request a one year extension of the term to June 30, 2001. The Company exercised its option, effective March 31, 1999, and requested such an extension. The Credit Facility lenders have 45 days to respond to the Company's request.

         The Credit Facility contains financial covenants that require the Company to maintain certain specified financial ratios. Under the most restrictive of these provisions, the maximum additional indebtedness that could be drawn by the Company under the Credit Facility for the acquisition and renovation of the hotel properties would have been between $17.5 million and $35.0 million at March 31, 1999, depending upon the use of the funds.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. NOTES PAYABLE

         In February 1999, the Company completed the development of an office building located in San Clemente, California. A portion of the building is used by the Company as its corporate facility and a portion is leased to the Lessee as its corporate facility. The remaining space will be leased to third parties. The office building was financed with a $5.5 million promissory note dated February 5, 1999 secured by a first deed of trust that requires monthly interest only payments at LIBOR plus 2.25% and matures August 5, 2000. The Company has the option to extend the maturity date for up to three years.

5. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.


                                                                   Three Months Ended
                                                                        March 31,
                                                              ------------------------------
                                                                  1999              1998
                                                              -----------       ------------
Numerator:
    Net income                                                $ 4,272,000        $6,597,000
    Distributions on preferred shares                            (487,000)         (487,000)
                                                              -----------        ----------

    Numerator for basic and diluted earnings per share:
       Income available to common stockholders after
         effect of dilutive securities                        $ 3,785,000        $6,110,000
                                                              ===========        ==========

Denominator:
    Denominator for basic earnings per share - weighted
      average  shares outstanding                              37,597,252        35,452,364
    Effect of dilutive securities:
      Stock options                                                    --           170,368
                                                              -----------        ----------

    Denominator for diluted earnings per share - adjusted
      weighted average shares and assumed conversions          37,597,252        35,622,732
                                                              ===========        ==========


Basic and diluted earnings per share                                $0.10             $0.17
                                                              ===========        ==========


         The computation of diluted earnings per share does not assume the conversion of the 7.9% Class A Convertible Preferred Stock because their inclusion would have been anti-dilutive. Additionally, the computation of diluted earnings per share does not assume the conversion of the Operating Partnership units because such conversion would not have any impact on diluted earnings per share.

6.    COMMITMENTS AND CONTINGENCIES

         On April 5, 1999, the Company received an offer by SHP Acquisition, LLC ("SHP Acquisition"), formed by Robert A. Alter, certain management personnel of the Lessee and Westbrook Funds III. The Lessee leases and operates each of the Company's 56 hotels and is owned by Robert A. Alter, Chairman, President and Chief Executive Officer of

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6. COMMITMENTS AND CONTINGENCIES (continued)

the Company and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company. Westbrook Partners LLC is a New York based real estate opportunity fund, an affiliate of which is a 9.6% stockholder in the Company, whose managing principal, Paul Kazilionis, is a director of the Company. The acquisition proposal is for all of the common stock of the Company at $9.50 to $10.00 in cash per share. Under this proposal, the holders of outstanding Operating Partnership units in the Operating Partnership (other than the Company) would receive, at their option, either cash in an amount per Operating Partnership unit equal to the cash price per common share or redeemable perpetual preferred units in the Operating Partnership having a face value equal to the cash price. The Company's 7.9% Class A Preferred Stock would be redeemed in accordance with its term of a cash amount equal to its liquidation preference plus accrued and unpaid dividends. The acquisition proposal is subject to certain conditions, including due diligence review of the Company and obtaining the necessary financing.

         In response to the acquisition proposal, the Company formed a Special Committee of the Board of Directors, comprised of all the independent members of the Board of Directors, to study the proposal and consider the Company's alternatives. The Special Committee has appointed Goldman, Sachs & Co. to act as its independent financial advisor to evaluate the proposal made by SHP Acquisition and to review the Company's strategic alternatives. The Special Committee also appointed the law firm of Altheimer & Gray to act as its independent legal advisor. The Special Committee and its advisors are currently in the process of considering the acquisition proposal and the Company's alternatives.

         In connection with the proposed acquisition, eight lawsuits have been filed naming the Company, certain directors and officers of the Company and other parties as defendants. The factual basis alleged to underlie all eight lawsuits are essentially identical. Substantively, they assert that Robert A. Alter, Charles L. Biederman and Paul Kazilionis, in conjunction with Westbrook Partners LLC (and other purported Westbrook affiliated entities), SHP Acquisition and the Lessee, have offered an unfair buyout price for the outstanding shares of the Company. Plaintiffs in each of these lawsuits purport to seek both injunctive relief and damages on behalf of the purported class based upon these allegations. Management is unable to determine whether these lawsuits will have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend the actions vigorously. No amounts related to these lawsuits or the proposed acquisition have been accrued in the accompanying financial statements.

7.    OTHER SUBSEQUENT EVENTS

         On May 11, 1999, the Company repaid a $6.1 million promissory note with proceeds from a new $16.1 million promissory note that requires monthly interest only payments at LIBOR plus 2.25%, matures October 30, 1999 and is secured by hotel properties with a net book value of $24.6 million at March 31, 1999.

         On April 28, 1999, the Company accepted two offers which have not closed from third parties to purchase an aggregate $2.5 million in Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides for the issuance of Common Stock at a price based on the twelve day trading period subsequent to acceptance and subject to certain thresholds and discounts as set by the Company.

                         SUNSTONE HOTEL PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                March 31,     December 31,
                                                                  1999            1998
                                                              ------------   -------------
                                                               (Unaudited)
ASSETS:

Current assets
     Cash and cash equivalents                                $  6,764,000   $  3,639,000
     Receivables, net of allowance for doubtful
       accounts of $234,000 and $388,000, respectively          10,963,000     10,771,000
     Due from affiliates, net                                      230,000        164,000
     Inventories                                                 1,826,000      1,824,000
     Prepaid expenses and other current assets                     769,000        640,000
                                                              ------------   ------------
                                                                20,552,000     17,038,000

Management agreements, net                                         333,000        366,000
Property and equipment, net                                        148,000        154,000
Other assets                                                       465,000        420,000
                                                              ------------   ------------
                                                              $ 21,498,000   $ 17,978,000
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities
     Rent payable - Sunstone Hotel Investors, Inc.            $ 12,347,000   $  7,498,000
     Accounts payable                                            6,621,000      8,811,000
     Accrued payroll and employee benefits                       5,613,000      6,697,000
     Sales taxes payable                                         2,533,000      1,915,000
     Due to affiliates, net                                        456,000             --
     Stockholder line of credit                                    800,000        650,000
     Other liabilities                                           1,245,000      1,295,000
                                                              ------------   ------------
                                                                29,615,000     26,866,000
Long-term liability
     Accrued pension liability                                   1,598,000      1,603,000
                                                              ------------   ------------
                                                                31,213,000     28,469,000
                                                              ------------   ------------
Commitments and contingencies (Note 5)

Stockholders' deficit
      Common stock, no par value, 100,000 shares
          authorized; 125 shares issued and
          outstanding                                              498,000        498,000
      Accumulated deficit (Note 2)                              (9,646,000)   (10,422,000)
      Accumulated other comprehensive loss                        (567,000)      (567,000)
                                                              ------------   ------------
                                                                (9,715,000)   (10,491,000)
                                                              ------------   ------------
                                                              $ 21,498,000   $ 17,978,000
                                                              ============   ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1999           1998
                                                   -----------   ------------
REVENUES:

Room                                               $52,651,000   $47,910,000
Food and beverage                                    8,972,000     9,993,000
Other                                                6,694,000     7,192,000
                                                   -----------   ------------

Total revenues                                      68,317,000    65,095,000
                                                   -----------   -----------

EXPENSES:

Room                                                11,742,000    11,378,000
Food and beverage                                    6,936,000     8,540,000
Other                                                3,858,000     4,394,000
Advertising and promotion                            5,391,000     4,738,000
Repairs and maintenance                              2,400,000     2,575,000
Utilities                                            2,590,000     2,429,000
Franchise costs                                      2,044,000     1,418,000
Management and accounting fees to related party      1,398,000     1,234,000
Rent expense  -  Sunstone Hotel Investors, Inc.     24,762,000    23,687,000
General and administrative                           6,420,000     6,694,000
                                                   -----------   -----------

Total expenses                                      67,541,000    67,087,000
                                                   -----------   -----------

NET INCOME (LOSS)                                  $   776,000   $(1,992,000)
                                                   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Three Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                               1999           1998
                                                           -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   776,000    $(1,992,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
       Bad debt expense                                             --         16,000
       Depreciation                                             20,000        256,000
       Amortization                                             33,000         99,000
       Changes in operating assets and liabilities:
         Receivables, net                                     (192,000)        13,000
         Due from affiliates, net                              (66,000)     2,456,000
         Inventories                                            (2,000)       (92,000)
         Prepaid expenses and other current assets            (129,000)       (63,000)
         Other assets                                          (45,000)      (115,000)
         Rent payable - Sunstone Hotel Investors, Inc.       4,849,000      4,533,000
         Accounts payable                                   (2,190,000)       (96,000)
         Accrued payroll and employee benefits              (1,084,000)      (226,000)
         Sales taxes payable                                   618,000        758,000
         Due to affiliates, net                                456,000     (1,475,000)
         Accrued pension liability                              (5,000)        52,000
         Other liabilities                                     (50,000)       278,000
                                                           -----------    -----------

Net cash provided by operating activities                    2,989,000      4,402,000
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             (14,000)       (33,000)
Proceeds from Lessor upon execution of
  certain leases                                                    --         13,000
                                                           -----------    -----------

Net cash used in investing activities                          (14,000)       (20,000)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder line of credit                       800,000             --
Payments on stockholder line of credit                        (650,000)            --
Payments on capital lease obligation                                --        (13,000)
                                                           -----------    -----------

Net cash provided by (used in) financing activities            150,000        (13,000)
                                                           -----------    -----------

Net change in cash and cash equivalents                      3,125,000      4,369,000

Cash and cash equivalents, beginning of period               3,639,000      4,352,000
                                                           -----------    -----------

Cash and cash equivalents, end of period                   $ 6,764,000    $ 8,721,000
                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

         Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering by Sunstone Hotel Investors, Inc. (the "Lessor") on August 15, 1995. The Lessee leases hotel properties, which are primarily located in the western United States, from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee operates 100% of the hotel properties owned by the Lessor. The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At March 31, 1999, the Lessee leased 56 hotel properties from the Lessor.

Basis of Presentation:

         The consolidated financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The interim consolidated financial statements of the Lessee have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Lessee believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Lessee's audited consolidated financial statements included in the Lessor's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Seasonality:

         The hotel industry is seasonal in nature. Seasonal variations in hotel occupancy may cause quarterly fluctuations in the Lessee's revenues.

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include estimates related to claims, legal actions and other similar contingencies (see Note 5) and actual results could differ materially from those estimates in the near term.

Reclassifications:

         Certain prior period balances have been reclassified to conform with the current period presentation.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  STOCKHOLDERS' DEFICIT

         During the three months ended March 31, 1999, the Lessee had net income of $776,000; however, the Lessee has incurred significant losses from its inception in 1995. At March 31, 1999, the Lessee's stockholders' deficit amounted to $9.7 million. At March 31, 1999, the Lessee's rent payable to the Lessor amounted to $12.3 million. Also at March 31, 1999, the Lessee's current liabilities exceeded its current assets by $9.1 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Lessor is a result of the original terms under the Percentage Leases, for the payment of rent to the Lessor, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

3.  PERCENTAGE LEASE AGREEMENTS

         At March 31, 1999, all rent payments due the Lessor are current. Under the terms of the Percentage Leases, base rent is payable to the Lessor in arrears and percentage rent is payable 45 days after the end of each respective month. As such and as of March 31, 1999, the $12.3 million due the Lessor consists of percentage rent for the months of February and March 1999 and base rent for the month of March 1999.

         Certain Percentage Leases, as amended, allow for the abatement of base rent related to rooms taken out of service during major renovations. The Lessor abated $281,000 and $0 of base rent during the three months ended March 31, 1999 and 1998, respectively.

         During the three months ended March 31, 1999, the Lessor disposed of one hotel property and the related Percentage Lease was terminated. The Lessor anticipates offering the Lessee a substitute hotel facility within the 180 days allowed under the Percentage Lease and as such no termination fee was due from the Lessor.

4.  CERTAIN TRANSACTIONS WITH RELATED PARTIES

         Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by Robert A. Alter, Chairman of the Lessee, provides management and accounting services to the Lessee pursuant to the terms of a management agreement. The agreement has a one year term and is automatically renewed. Management fees are computed on an individual hotel basis and range from 1% to 2% of gross revenues. Accounting fees are computed as a fixed amount per room on an individual hotel basis and range from $8.50 to $11.50 per room per month. During the three months ended March 31, 1999, $1.1 million and $315,000, in management and accounting fees were incurred, respectively, and during the three months ended March 31, 1998, $937,000 and $297,000 in management fees and accountings fees were incurred, respectively. Amount due to affiliates represents management and accounting fees payable to the Management Company reduced by reimbursements due from the Management Company for certain expenses paid by the Lessee on behalf of the Management Company.

         Upon the execution of each Percentage Lease, the Lessor assigns certain hotel operating assets and liabilities to the Lessee at the Lessor's net book value. The Lessee records all such hotel operating assets and liabilities at the Lessor's costs with a corresponding net amount payable to or receivable from the Lessor, depending on whether net assets or liabilities were assigned. The Lessor also reimburses the Lessee for costs it incurs related to the Lessor's renovation of hotels and for certain general and administrative costs incurred by the Lessee on behalf of the Lessor. Amounts due from affiliates primarily includes reimbursements due from the Lessor reduced by the amount due to the Lessor for net hotel operating assets assigned by the Lessor to the Lessee upon the execution of each Percentage Lease.

         The Lessee has a $1.5 million line of credit with its primary stockholder. The line of credit bears interest at the prime rate plus 0.25%, is unsecured and has a maturity date of December 29, 1999. The line is to be used exclusively for general short-term working capital needs. In January 1999, an additional $800,000 was drawn on the stockholder

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. CERTAIN TRANSACTIONS WITH RELATED PARTIES (continued)

line of credit by the Lessee for working capital needs. In February 1999, the Lessee paid down the line of credit by $644,000, plus related unpaid accrued interest. Interest incurred on the line of credit during the three months ended March 31, 1999 totaled $14,000.

         On February 15, 1999, the Lessee began leasing office space from the Lessor when it moved its corporate facilities into a building owned by the Lessor.

5. COMMITMENTS AND CONTINGENCIES

         On April 5, 1999, the Lessor received an acquisition offer from SHP Acquisition, LLC ("SHP Acquisition" ), formed by Robert A. Alter, certain management personnel of the Lessee and Westbrook Funds III. Westbrook Partners LLC is a New York based real estate opportunity fund, an affiliate of which is a 9.6% stockholder in the Lessor, whose managing principal, Paul Kazilionis, is a director of the Lessor.

         In connection with the proposed acquisition, eight lawsuits have been filed naming the Lessor, certain directors and officers of the Lessor and other parties including the Lessee and its shareholders as defendants. The factual basis alleged to underlie all eight lawsuits are essentially identical. Substantively, they assert that Robert A. Alter, Charles L. Biederman and Paul Kazilionis, in conjunction with Westbrook Partners, LLC (and other purported Westbrook affiliated entities), SHP Acquisition and the Lessee, have offered an unfair buyout price for the outstanding shares of the Lessor. Plaintiffs in each of these lawsuits purport to seek both injunctive relief and damages on behalf of the purported class based upon these allegations. Management is unable to determine whether these lawsuits will have a material adverse effect on the Lessee's financial position or results of operations. The Lessee intends to defend the actions vigorously. No amounts related to these lawsuits or the proposed acquisition have been accrued in the accompanying financial statements.

         The Lessee is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Lessee's financial position or results of operations when resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used throughout this report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the lodging industry, the balance between supply and demand for hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, the availability of capital to finance planned growth, the Year 2000 Issue, and the liquidity of the Lessee, are described but are not limited to those disclosed in this report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. The following discussion should be read in conjunction with the financial statements included elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

         Sunstone Hotel Investors, Inc. (the "Company") is a self-administered, equity real estate investment trust ("REIT") that through its 94.8% ownership interest in Sunstone Hotel Investors, LP (the "Operating Partnership"), owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Marriott International, Inc., Bass Hotels and Resorts, Hilton Hotels Corporation and Promus Hotel Corporation. As of May 11, 1999, the Company's portfolio consisted of 56 hotels with a total of 10,086 rooms. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 84.5%) with the remainder of the Company's portfolio consisting of mid-price limited service properties.

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

PROPOSED ACQUISITION

         On April 5, 1999, the Company received an offer by SHP Acquisition, LLC ("SHP Acquisition"), formed by Robert A. Alter, certain management personnel of the Lessee and Westbrook Funds III. The Lessee leases and operates each of the Company's 56 hotels and is owned by Robert A. Alter, Chairman, President and Chief Executive Officer of the Company and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company. Westbrook Partners LLC is a New York based real estate opportunity fund, which is a 9.6% stockholder in the Company, whose managing principal, Paul Kazilionis, is a director of the Company. The acquisition proposal is for all of the common stock of the Company at $9.50 to $10.00 in cash per share. Under this proposal, the holders of outstanding Operating Partnership units in the Operating Partnership (other than the Company) would receive, at their option, either cash in an amount per Operating Partnership unit equal to the cash price per common share or redeemable perpetual preferred units in the Operating Partnership having a face value equal to the cash price. The Company's 7.9% Class A Preferred Stock would be redeemed in accordance with its term of a cash amount equal to its liquidation preference plus accrued and unpaid dividends. The acquisition proposal is subject to certain conditions, including due diligence review of the Company and obtaining the necessary financing.

         In response to the acquisition proposal, the Company formed a Special Committee of the Board of Directors, comprised of all the independent members of the Board of Directors, to study the proposal and consider the Company's alternatives. The Special Committee has appointed Goldman, Sachs & Co. to act as its independent financial advisor to evaluate the proposal made by SHP Acquisition and to review the Company's strategic alternatives. The Special Committee also appointed the law firm of Altheimer & Gray to act as its independent legal advisor. The Special Committee and its advisors are currently in the process of considering the acquisition proposal and the Company's alternatives.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 to 1998

         For the three months ended March 31, 1999, lease revenues increased $1.1 million, to $24.8 million from $23.7 million for the corresponding quarter of 1998. The 4.6% growth is attributable to the net increase in investment in hotel properties during 1998 and the first quarter of 1999. During 1998, the Company acquired ten hotels and disposed of six non-core hotels. Additionally, one hotel was sold during the first quarter of 1999. Net REVPAR increases for continuously owned hotels also contributed to the 4.6% growth in lease revenues.

         Total room revenue generated by the Company's hotels increased 10.0% to $52.7 million for the first quarter of 1999 from $47.9 million for the corresponding quarter of 1998. On a same-unit-sales basis for the entire hotel portfolio, REVPAR increased 5.9% to $56.98 for the first quarter of 1999 from $53.82 for the first quarter of 1998. The 5.9% growth in REVPAR was driven by an increase in the ADR, to $86.96 from $84.01, and an increase in occupancy, to 65.5% from 64.1%.

         REVPAR for the non-renovation hotels increased by 6.3% to $54.30 for the first quarter of 1999 from $51.07 for the first quarter of 1998. Non-renovation hotels include 38 of the Company's 56 hotels which were not under renovation in either the first quarter of 1999 or 1998. The 6.3% growth in REVPAR was driven by an increase in the ADR, to $80.89 from $79.02, and an increase in occupancy, to 67.1% from 64.6%.

         Within the portfolio of non-renovation hotels, those hotels branded with Marriott franchises achieved 14.9% REVPAR growth for the first quarter of 1999 over the corresponding quarter of 1998. These Marriott hotels represent 34.0% of non-renovation hotel rooms available and 36.8% of non-renovation hotels (14 of 38 hotels). Additionally, the non-renovation hotels located in the Pacific region achieved 8.9% REVPAR growth for the first quarter of 1999. The Pacific region hotels represent 50.5% of non-renovation hotel rooms available and 55.3% of total non-renovation hotels (21 of 38 hotels).

         During the first quarter of 1999, the Company invested $16.2 million redeveloping and renovating eight hotels as compared to $25.4 million invested redeveloping and renovation twelve hotels during the first quarter of 1998.

         The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three months ended March 31, 1999.

                             SUMMARY OPERATING DATA

                                                        Three Months Ended
                                                             March 31,
                                                        --------------------
                                                        1999           1998
                                                        ----           ----
            SAME-UNIT-SALES ANALYSIS
            ALL HOTELS(1):
            Occupancy                                   65.5%          64.1%
            ADR                                        $86.96         $84.01
            REVPAR                                     $56.98         $53.82
            REVPAR growth                                5.9%

            NON-RENOVATION HOTELS(1):
            Occupancy                                   67.1%          64.6%
            ADR                                        $80.89         $79.02
            REVPAR                                     $54.30         $51.07
            REVPAR growth                                6.3%

            RENOVATION HOTELS(2):
            Occupancy                                    63.0%          62.2%
            ADR                                         $96.43         $89.66
            REVPAR                                      $60.78         $55.74
            REVPAR growth                                 9.0%


------------------
(1) Excludes the Hampton Inn located in Arcadia, California which was sold during the first quarter of 1999.

(2) Includes six hotels undergoing renovation in the first quarter of 1999 and ten hotels undergoing renovation in the first quarter of 1998. Two hotels that were under renovation during the first quarter of both 1999 and 1998 have been excluded.

         The revenue performance of the Company's hotel portfolio in the first quarter of 1999 was due to the results from the Company's recently redeveloped hotels and internal growth of continuously owned and recently acquired hotels as indicated in the following table:

              SELECTED REVPAR PERFORMERS FOR FIRST QUARTER OF 1999

                                                                                          REVPAR
                                                                            ------------------------------------
                                                                 Rooms      1998(1)        1999         % Change
                                                                 -----      -------        ----         --------
Courtyard by Marriott - Los Angeles, (LAX) California             178       $32.28        $72.26         123.9%
Holiday Inn Old Town - San Diego, California                      151        50.92         73.62          44.6
Holiday Inn Select - La Mirada, California                        289        33.34         47.32          41.9
Marriott - Ogden, Utah                                            288        33.41         47.07          40.9
Holiday Inn & Suites - Price, Utah                                151        25.39         33.38          31.5
Marriott - Provo, Utah                                            333        34.44         44.95          30.5
Marriott - Napa, California                                       192        60.46         69.28          14.6
Marriott - Santa Monica, California (2)                           168        75.72         83.34          10.1

-------------------
(1)  The Company did not own certain hotels for the entire period presented.

(2) The Company has obtained approval for the indicated franchise license, subject to completion of certain renovation or improvements.

         Interest expense and amortization of financing costs increased to $6.5 million for the quarter ended March 31, 1999 from $4.6 million for the corresponding quarter of 1998. This increase is attributable to increased borrowings outstanding on the Credit Facility and a reduction in the amount of interest capitalized related to hotels undergoing major renovations. Real estate and personal property taxes and insurance increased to $3.1 million for the quarter ended March 31, 1999 from $2.8 million for the corresponding quarter of 1998. Additionally, real estate related depreciation and amortization increased $2.1 million, to $10.0 million from $7.9 million. These increases are consistent with the net increase in investment in hotel and other real estate properties. During the three months ended March 31, 1999, the Company invested $17.5 million (net of $4.0 million in proceeds from the sale of one hotel) in the renovation and development of hotel and other real estate properties. Real estate investments are typically initially financed with debt, contributing to the increase in interest expense and amortization of financing costs.

         During the first quarter of 1999, the Company disposed of the 129-room Hampton Inn located in Arcadia, California, for $8.5 million and recognized a $490,000 gain.

         As a result of the above factors, net income available to common stockholders decreased $2.3 million, to $3.8 million for the first quarter of 1999 from $6.1 million for the corresponding quarter of 1998. Earnings per share for the first quarter of 1999 were impacted by the 5.3 million common shares that were issued during 1998, and on a diluted basis was $0.10 per share as compared to $0.17 per share for the corresponding quarter of 1998. (See discussion of Funds From Operations in "Liquidity and Capital Resources").

Seasonality and Regional Focus

         The Company currently focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States. The geographic distribution of the hotels, which are located in eight states as of May 11, 1999, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations and off-peak seasonal operations that are typical for the hotel industry. The Company has also sought to increase its geographic distribution by focusing on major metropolitan areas.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Provided by Operating Activities. The Company's operating activities provide the principal source of cash to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments. The Company anticipates that its annual cash flow provided by leasing the hotels to the Lessee will provide the necessary funds to meet its annual operating cash requirements. (See discussion of the Lessee's stockholders' deficit in the following section, "The Lessee.") During the first quarter of 1999, the Company made distributions to stockholders and minority interest holders totaling $11.8 million.

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

         Cash Flows from Investing and Financing Activities. The Company intends to finance the acquisition of additional hotel properties, hotel renovations and non-recurring capital improvements through its $350 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank), proceeds from the disposition of certain non-core hotel assets and, when market conditions warrant, proceeds from the issuance of additional equity or debt securities. During the three months ended March 31, 1999, the Company borrowed $17.0 million on the Credit Facility and $5.5 million under a promissory note secured by the Company's corporate facility. Additionally, the Company received $4.0 million net proceeds from the disposition of the 129-room limited service Hampton Inn located in Arcadia, California. As of March 31, 1999, approximately $163.2 million was available under the Company's shelf registration statement and the Company had $62.5 million of unused commitment on the Credit Facility. The Credit Facility contains financial covenants that require the Company to maintain certain specified financial ratios. Under the most restrictive of these provisions, the maximum additional indebtedness that could be drawn by the Company under the Credit Facility for the acquisition and renovation of hotel properties would have been between $17.5 million and $35.0 million at March 31, 1999, depending upon the use of the funds.

         Borrowings under the Credit Facility accrue interest at LIBOR plus 1.40% per annum, to LIBOR plus 2.00% per annum, based upon the leverage of the Company. At March 31, 1999, the Company's actual borrowing rate was LIBOR plus 1.75%. The Credit Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Company and may be refinanced in whole or in part with fixed-rate financing. The Company may seek to obtain such financing if market conditions are appropriate in management's view.

         Under the terms of the Credit Facility, the Company has an option to request a one year extension of the term to June 30, 2001. The Company exercised its option, effective March 31, 1999, and requested such an extension. The Credit Facility lenders have 45 days to respond the Company's request.

         As part of its investment strategy, the Company may acquire additional hotels. Future acquisitions are expected to be funded through the use of the Credit Facility or other borrowings, proceeds from the disposition of non-core hotel assets and the issuance of additional equity or debt securities. The Company's Articles of Incorporation limits consolidated indebtedness to 50% of the Company's investment in hotel properties, at cost on a consolidated basis, after giving effect to the Company's use of proceeds from any indebtedness. Management believes that it will have access to capital resources sufficient to satisfy the Company's existing commitments and develop its business in accordance with its current strategy for limited growth.

         During the three months ended March 31, 1999, the Company invested approximately $16.2 million in major renovations of eight of its hotels. The Company estimates it will invest an additional $25.8 million through the first quarter of 2000 to complete the renovation of those hotels currently under renovation and certain other recently acquired hotels. Management believes the renovations should result in incremental increases in REVPAR after a ramp-up period at these renovation hotels and increased lease revenue for the Company.

         The Company selectively develops luxury and upscale hotels in markets where management believes room demand and other competitive factors justify new construction. The Company is in the construction phases of developing three additional hotels, which are expected to open in 1999. The Company estimates it will invest approximately $33.4 million to complete the development of these hotels. This development will be funded by approximately $21.0 million in loan proceeds from the existing construction lender for two of the hotels which are being built by third parties, $7.5 million in loan proceeds from a third party lender secured by the hotel being developed by the Company and the Credit Facility.

         In conjunction with the on-going renovation and development activity, the Company has various contracts and commitments outstanding with third parties. The Company plans to fund these remaining obligations through the use of the Credit Facility and proceeds from the disposition of certain non-core hotel assets. In addition, the Company may invest additional cash for renovations during 1999.

         On May 11, 1999, the Company repaid a $6.1 million promissory note with proceeds from a new $16.1 million promissory note that requires monthly interest only payments at LIBOR plus 2.25%, matures October 30, 1999 and is secured by certain hotel properties. Additionally, on April 28, 1999, the Company accepted two offers, which have not closed, from third parties to purchase an aggregate $2.5 million in Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides for the issuance of Common Stock at a share price based on the twelve day trading period subsequent to acceptance and subject to certain thresholds and discounts as set by the Company. The Company anticipates using the proceeds from the preceding transactions to repay an existing $3.1 million note payable and for general working capital purposes.

         The Company historically has financed hotel acquisitions through advances on the Credit Facility and the issuance of equity securities. The Company intends to finance future acquisitions of hotel properties, hotel renovations and non-recurring capital improvements principally through the Credit Facility, proceeds from the disposition of non-core hotel assets and, when market conditions warrant, by issuing additional equity or debt securities. There can be no assurance that the Company will have access to capital on favorable terms. If the Company's access to capital is restricted, its ability to acquire additional hotel properties, to complete development or major renovation projects or to pay distributions may be adversely affected. A decline in the Company's acquisition pace relative to historical periods may result in a decline in earnings.

Funds From Operations ("FFO")

         Management believes that funds from operations ("FFO") is a useful measure of financial performance of an equity REIT, such as the Company. FFO (as defined in the footnote below) for the three months ended March 31, 1999 decreased by 5.9% over the corresponding period of 1998.

                                                   Three Months Ended
                                                        March 31,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
Net Income                                   $  4,272,000      $  6,597,000

Add (subtract):
  Real estate related depreciation
     and amortization                           9,989,000         7,919,000
  Gain on disposition of hotel property          (490,000)               --
  Minority interest                               212,000           351,000
                                             ------------      ------------

Funds from operations                        $ 13,983,000      $ 14,867,000
                                             ============      ============

Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property plus real estate related depreciation and amortization (excluding amortization of financing costs). Funds from operations should be considered in conjunction with net income as presented in the Company's consolidated financial statements and Notes thereto. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

The Lessee

         For a discussion of the Lessee's revenue operations and a comparison of the three months ended March 31, 1999 to 1998, see "Results of Operations" of the Company. Additionally, the Lessee has incurred significant losses from its inception in 1995. At March 31, 1999, the Lessee's stockholders' deficit amounted to $9.7 million. At March 31, 1999, the Lessee's rent payable to the Company amounted to $12.3 million. Also at March 31, 1999, the Lessee's current liabilities exceeded its current assets by $9.1 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

         The Lessee's losses from inception are primarily attributable to the substantial renovations to the Company's hotels which the Lessee operates and the original terms of the Percentage Leases. During 1998, 1997 and 1996, a significant portion of the Company's hotel portfolio underwent renovation and redevelopment, representing 20, 19 and 8 hotels, respectively.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase - Hotel and Lessee Systems:

         Based on the results of the site assessments, the identified IT and embedded systems will be replaced or upgraded. The system upgrades will be prioritized according to their critical importance. Life safety systems and emergency services will take priority in accordance with the steps laid out in the Compliance Program. The various vendors associated with any system replacements or upgrades will be contacted to determine their readiness to deal with these system enhancements. Performance of certain testing by the vendors may be required in several cases to ensure Year 2000 compliance. Certain vendors, manufacturers, service personnel, consultants, contractors, lessees and lessors will be requested to prepare a letter certifying and warranting that all systems, utilities and services containing time and date-related coding and internal programs, shall continue without interruption beyond December 31, 1999. The implementation will be monitored and managed on a real-time basis to ensure a smooth upgrade of the systems. Completion of the implementation and testing phases for all significant systems is expected by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999, with 100% completion targeted for October 31, 1999.

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

Cost of Addressing Year 2000 Issues:

         The Company estimates that total cost for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $1.0 million and will be funded by the Company through its operating cash flows. To date, the costs incurred to address the Year 2000 issue consist primarily of services provided by outside consultants for onsite system surveys and total $163,000 which was expensed by the Company in the first quarter of 1999. The remaining balance is also anticipated to be expended in 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for detailed disclosure about quantitative and qualitative disclosures about market risk which have not materially changed since December 31, 1998.

                          PART II -- OTHER INFORMATION


ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

DISTRIBUTION OF SUBSTANTIALLY ALL CASH AVAILABLE FOR DISTRIBUTION

         Our hotels generate cash flow in the form of rent we receive from the Lessee, the entity that leases and operates our hotels. The Lessee's rent is tied to hotel operating performance and consists of base rent and rent that is a percentage of certain hotel revenues. In addition, we also have cash available from the Credit Facility with a maximum commitment of $350.0 million with the actual availability based on our assets and financial performance. We also have been able to raise cash by issuing equity securities in the public markets. We use these three sources of cash -- from hotel operations, from borrowings and from sales of stock -- to fund our acquisition of hotels, renovation of hotels, recurring capital expenditures, operating expenses and the payment of dividends to our shareholders. Because of the recent conditions in the capital markets, it is currently difficult for many companies, especially REITs, to raise capital by issuing debt or equity securities. Therefore, we are more dependent on our cash flows from hotel operations and from our Credit Facility to fund our obligations. During the three months ended March 31, 1999, we paid out approximately $11.8 million in distributions to our stockholders and minority interests which was approximately 84% of our $14.0 million of funds from operations. If our operating cash flows decreased or our availability under the Credit Facility were reduced, it will be necessary for us to reduce future acquisitions, defer or reduce the scope of renovations or capital expenditures, sell assets (including hotels) or to reduce our dividends paid to shareholders.

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

         The Lessee has incurred significant losses since its inception in 1995. At March 31, 1999, the Lessee's stockholders' deficit amounted to $9.7 million. At March 31, 1999, the Lessee's rent payable to the Company amounted to $12.3 million. Also at March 31, 1999, the Lessee's current liabilities exceeded its current assets by $9.1 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month-end. There can be no assurances, however, that the Lessee will continue to make its rent payments in a timely fashion.

         According to the Lessee, the losses are due to several factors, including:

        - the substantial number of renovations we undertook adversely affected occupancy rates and revenues at the hotels;

        - renovations caused greater revenue losses than expected; and

        - poorer performance at certain hotels than expected.

         There can be no assurance that the Lessee will generate adequate operating cash flows to meet its obligations. Other than its cash flow generated by operating the hotels, the Lessee has no financial resources or other assets to pay its operating obligations or its rent under the Percentage Leases. Messrs. Alter and Biederman have pledged a subordinated interest in 481,955 Units to secure the Lessee's obligations under the Percentage Leases. However, if the

Lessee defaults under the Percentage Leases, the value of these Units and other assets of the Lessee will be insufficient to satisfy our claims against the Lessee.

RISKS RELATED TO DEVELOPMENT AND RENOVATION OF HOTELS

         Subject to obtaining adequate capital resources, we intend to continue our growth strategy of acquiring hotels needing substantial renovation or redevelopment. This strategy creates significant risks including the following:

        - We may continue to incur significant renovation and construction cost overruns and time delays due to:

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

        - We may purchase a hotel or contract to acquire a hotel (after a third party completes construction) when market conditions are favorable but then face deteriorated local demand for hotel rooms when the hotel is available for occupancy resulting in revenues that are less than projected;

        - We may complete our renovation after significant delays reducing the amount of revenues expected to be received during the delay period; and

        - We may spend more than budgeted for a renovation project reducing our anticipated return on the investment.

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND CERTAIN OFFICERS AND DIRECTORS

         The relationship among Mr. Alter and Mr. Biederman, the Lessee, the Management Company and us creates several inherent conflicts of interest that may result in decisions being made by our management that are not in the best interests of our stockholders. The most significant conflicts of interest include the following:

        - As the owners of the Lessee, Mr. Alter and Mr. Biederman will benefit from any profits the Lessee may generate from the operation of the hotels and retain for itself, even though under the Unit Purchase Agreement, Messrs. Alter and Biederman have agreed to reinvest the Lessee's profits (net of tax liabilities) in additional units or retain the profits as security for future rent payments.

        - As the owner of the Management Company, Mr. Alter is entitled to the profits of the Management Company, which receives from the Lessee management fees (1% to 2% of gross revenues of the hotels) and reimbursements for certain accounting expenses.

        - The Percentage Leases generally require us to pay a termination fee to the Lessee if we elect to sell a hotel and not replace it with a Percentage Lease for another hotel. As a result, our decisions about which hotels to sell may be influenced by the conflict of interest of Messrs. Alter and Biederman who, as owners of the Lessee, would benefit from the termination fee.

        - In connection with our IPO, Messrs. Alter and Biederman contributed tax free certain hotels that had a tax basis less than their fair market value. Significant taxable gains that would arise if we were to sell these hotels would be specifically allocated to Messrs. Alter and Biederman. Further, in order to prevent adverse tax consequences to Messrs. Alter and Biederman, we must maintain mortgage debt at certain minimum levels. Because of these conflicts, our decisions concerning whether to sell certain hotels or to incur or repay debt will be influenced by the tax consequences for Messrs. Alter and Biederman.

        - We did not negotiate the Percentage Leases on an arm's length basis with the Lessee. The base rent, percentage rent and the economic terms of each Percentage Lease are determined by us and approved by the Lessee based on historical financial data and projected operating and financial data for each hotel. See "Total Dependence on the Lessee and Payments under the Percentage Leases."

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

REAL ESTATE INVESTMENT RISKS IN GENERAL

         Each of our hotels are subject to a variety of risks associated with real estate ownership. Some of these risks include:

        - Changes in national and local economic conditions;

        - Changes in interest rates;

        - Changes in costs of, or terms of, loans from lenders;

        - Changes in environmental laws;

        - The ongoing requirement to make capital improvements, repairs or maintenance;

        - Changes in the tax rates or laws;

        - The continuing requirement to pay operating expenses;

        - Changes in governmental requirements or zoning laws;

        - Occurrences beyond the control of an owner, such as natural disasters like earthquakes and weather, civil unrest or so-called "acts of God;"

        - The possibility of unexpected, uninsured or under-insured losses; and

        - Condemnation by a government agency seeking to use a property for a public purpose.

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

YEAR 2000 ISSUE

         The term "Year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed by the respective manufacturers without consideration of the upcoming change in the century. Many computer systems recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. If not corrected, computer systems may fail or create erroneous results which could have significant negative operational and financial consequences. We have adopted a Year 2000 Compliance Program (the "Compliance Program") to minimize disruptions to our business which could be caused by computer system error or failure. These computerized systems include information and non-information technology systems and applications, as well as, financial and operational reporting systems. For discussion of the Company's and the Lessee's efforts to address the Year 2000 issue and the related Compliance Program see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issue."

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

HOTEL INDUSTRY RISKS

         Operating Risks. In addition to the investment risks associated with investing all of our resources in the hotel industry, we face operating risks associated with hotels. These risks include, among others, the following:

        - Competition for customers at our hotels from other hotels, many of which are owned by competitors who have significantly greater financial resources and marketing power and therefore compete with our hotels;

        - The risk of loss of market share in areas in which overbuilding occurs and adversely affects occupancy, ADR and REVPAR;

        - Erosion of operating margins arising from an increase in operating costs due to inflation or other factors that may exceed increases in REVPAR;

        - Dependence on demand for our accommodations from both business travelers, commercial travelers and tourism, each of which may be affected in different markets by different economic factors;

        - Strikes and other labor disturbances by the Lessee's employees which would seriously disrupt the Lessee's ability to provide services to hotel guests;

        - The deterioration of economic conditions either generally or in particular markets in which our hotels are located causing a reduction in demand for our accommodations.

         The Lessee's operating results at our hotels are directly affected by the factors described above and a significant decrease in operating revenues by the Lessee will adversely affect the Lessee's ability to make payments of rent under the percentage leases. Any reduction in such rent will reduce our cash and could adversely affect our ability to make distributions to our stockholders.

         Seasonality of Hotel Business and Our Hotels. The hotel industry in general is seasonal with certain periods generating greater revenues than others. In particular, our revenues are greater in the second and the third quarters than in the first and the fourth quarters. In addition, winter weather in the markets in which our hotels operate can severely impact the operating results of particular hotels. The Lessee's revenues can vary significantly from quarter to quarter. It is possible that the significant fluctuation of revenues in a particular quarter due to weather or other factors could cause us to earn less percentage rent than we had originally anticipated which could have an adverse effect on our ability to make distributions to our shareholders.

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

RISKS OF OPERATING UNDER FRANCHISE AGREEMENTS

         Of our 56 hotels, 54 are operated under franchise agreements with national franchisors. The Lessee is the franchisee and is responsible for complying with the franchise agreements. Under these arrangements, a franchisor provides marketing service and room reservations and certain other operating assistance, but requires the Lessee to pay significant fees as well as maintain the hotel in a certain condition. If the Lessee fails to maintain these required standards or we fail to make required capital expenditures (or to fund the Lessee's expenditures) then there may be a termination of the franchise agreement and possible liability for damages. If the Lessee were to lose a franchise on a particular hotel, it could have a material adverse effect upon the operation, financing or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. In addition, adverse publicity affecting a franchisor could reduce the revenues we receive from the hotels subject to such franchise. Any loss of revenues by the Lessee at a hotel because of loss of the franchise agreement would adversely effect the Lessee's ability to pay rent and could effect our ability to make distributions to our stockholders.

OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

         Our Articles of Incorporation limits consolidated indebtedness to 50% of our investment in hotel properties, at cost on a consolidated basis, after giving effect to our use of proceeds from the indebtedness. As of March 31, 1999, our ratio of debt to total investment in hotel properties and other real estate investments was approximately 42%. Our Credit Facility has further restrictions on the amount of Company indebtedness. The degree of leverage could have important consequences to our stockholders, including, effecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes including the payment of distributions and could make us more vulnerable to a downturn in business or the economy.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibit 27 - Financial Data  Schedule

        (b)    Report on Form 8-K:

               No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 11, 1999.

                                         SUNSTONE HOTEL INVESTORS, INC.


                                         By:  /s/ Robert A. Alter
                                              ----------------------------------
                                              Robert A. Alter
                                              President, Secretary and
                                              Chairman of the Board of Directors


                                        By:   /s/ R. Terrence Crowley
                                              ----------------------------------
                                              R. Terrence Crowley
                                              Chief Operating Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data  Schedule