Form 10-K/A
period 1998-12-31
SUNSTONE HOTEL INVESTORS INC
filed 1999-07-15
CIK 930600

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

                    Yes [X]      No [ ]

         Indicated by a check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information -- statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price on New York Stock Exchange on March 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $289,345,000.

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


================================================================================

         The Company hereby amends its Annual Report for the year ended December 31, 1998 on Form 10-K, dated March 5, 1999. The principal changes from the Form 10-K dated March 5, 1999, are as follows:

(1) Page 29, Selected Financial Data - added "CASH FLOW FROM INVESTING ACTIVITIES" and "CASH FLOW USED IN FINANCING ACTIVITIES" data to the table.

(2) Page 36, second paragraph, Funds from Operations ("FFO") - the FFO discussion was revised to include statements that FFO may not be comparable to FFO reported by other REITs that do not compute FFO in the same manner as the Company; that FFO should be considered in conjunction with cash flows from operating, investing and financing activities as presented in the Company's consolidated financial statements and notes thereto; and that FFO should not be considered as an alternative to cash flow from investing or financing activities determined in accordance with GAAP.



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

                         SUNSTONE HOTEL INVESTORS, INC.
                                  (THE COMPANY)


                                                                                                               Inception
                                                                                                               August 16,
                                                                    For the Years Ended December 31,             1995 to
                                                           -----------------------------------------------     December 31,
                                                                1998             1997             1996             1995
                                                           -------------    -------------    -------------    -------------
REVENUES:
Lease revenue - Lessee                                     $  98,682,000    $  44,680,000    $  14,848,000    $   3,013,000
Interest and other income                                        473,000          471,000          236,000           47,000
                                                           -------------    -------------    -------------    -------------
                                                              99,155,000       45,151,000       15,084,000        3,060,000
                                                           -------------    -------------    -------------    -------------
EXPENSES:
Real estate related depreciation and amortization             35,835,000       14,749,000        4,514,000          968,000
Interest expense and amortization of financing costs          23,734,000        6,365,000        1,558,000           47,000
Real estate and personal property taxes and insurance         11,409,000        4,670,000        1,273,000          312,000
General and administrative                                     5,344,000        1,890,000        1,015,000          109,000
Cost of withdrawn offerings                                    1,450,000               --               --               --
                                                           -------------    -------------    -------------    -------------
     Total expenses                                           77,772,000       27,674,000        8,360,000        1,436,000
                                                           -------------    -------------    -------------    -------------
Income before losses on dispositions of hotel
    properties, minority interest and extraordinary item      21,383,000       17,477,000        6,724,000        1,624,000

Losses on dispositions of hotel properties                    (3,574,000)              --               --               --

Minority interest                                               (851,000)      (1,886,000)      (1,090,000)        (284,000)
                                                           -------------    -------------    -------------    -------------
Income before extraordinary item                              16,958,000       15,591,000        5,634,000        1,340,000

Extraordinary charge for early extinguishment of debt
    (net of $34,000 of minority interest)                             --               --               --         (159,000)
                                                           -------------    -------------    -------------    -------------
NET INCOME                                                    16,958,000       15,591,000        5,634,000        1,181,000

Distributions on preferred shares                             (1,975,000)        (422,000)              --               --
                                                           -------------    -------------    -------------    -------------

INCOME AVAILABLE TO COMMON STOCKHOLDERS                    $  14,983,000    $  15,169,000    $   5,634,000    $   1,181,000
                                                           =============    =============    =============    =============

EARNINGS PER SHARE - DILUTED                               $        0.40    $        0.71    $        0.69    $        0.19

DIVIDENDS DECLARED PER COMMON SHARE                        $        1.12    $        1.05    $        0.96    $        0.35

CASH FLOW FROM OPERATING ACTIVITIES                        $  63,911,000    $  24,316,000    $  11,669,000    $   2,291,000

CASH FLOW USED IN INVESTING ACTIVITIES                     $(165,441,000)   $(392,546,000)   $ (82,757,000)   $ (32,899,000)

CASH FLOW FROM FINANCING ACTIVITIES                        $  98,805,000    $ 371,672,000    $  66,008,000    $  35,824,000

FUNDS FROM OPERATIONS ("FFO") (1)                          $  57,218,000    $  32,226,000    $  11,238,000    $   2,592,000

Balance Sheet and Other Data:
   Investments in hotel properties, net                    $ 840,974,000    $ 704,817,000    $ 152,937,000    $  50,063,000
   Total assets                                              875,636,000      739,577,000      160,079,000       57,226,000
   Total debt                                                398,893,000      307,830,000       63,300,000       11,510,000

Number of properties owned at end of period                           57               53               24               11
Number of rooms at end of period                                  10,215            9,854            3,389            1,477


---------------
(1) See discussion of Funds From Operations in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         SELECTED FINANCIAL INFORMATION
                        (THE LESSEE AND THE PREDECESSOR)


                                      Sunstone Hotel Properties Inc.                        Sunstone Hotels (Predecessor)
                            ------------------------------------------------   ---------------------------------------------------
                                                                                    From          For the Period      For the Year
                                    For the Years Ended December 31,              August 16,      January 1, 1995        Ended
                            ------------------------------------------------   1995 (Inception)   to to August 15,    December 31,
                                1998              1997               1996      December 31, 1995         1995             1994
                            ------------      ------------       -----------   -----------------  ----------------    -----------
Hotel operating revenue     $273,596,000      $118,153,000       $38,593,000        $7,925,000        $9,675,000      $13,863,000
Hotel operating expense      179,297,000        75,604,000        26,907,000         5,658,000         5,679,000        9,168,000
Operating Profit              94,299,000        42,549,000        11,686,000         2,267,000         3,996,000        4,695,000
Lease rent expense            98,682,000        44,680,000        14,848,000         3,013,000                --               --
Net income (loss)             (4,383,000)       (2,131,000)       (3,162,000)         (746,000)        1,674,000          398,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

During 1998, the Company:

         o acquired 10 hotels for an aggregate purchase price of $134.2 million;

         o sold six non-core hotel properties located in tertiary markets for an aggregate sales price of $47.2 million;

         o invested $68.2 million in renovation and redevelopment to 20 hotels;

         o raised approximately $69.4 million of equity capital through the sale of common stock in a shelf offering; and

         o increased the commitment under Company's unsecured line of credit facility from $200.0 million at December 31, 1997 to $350.0 million by December 31, 1998.

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

         The following table summarizes average occupancy, ADR and REVPAR on a same-unit-sales basis for the hotels for the years ended December 31, 1998, 1997 and 1996:

                                       For the Years Ended               For the Years Ended
                                           December 31                       December 31
                                    -------------------------          -----------------------
                                     1998             1997(1)            1997          1996(1)
                                    -------           -------          -------         -------
SAME-UNIT SALES ANALYSIS
Number of Hotels                         57                57               53              53
Number of Rooms                      10,215            10,215            9,854           9,854

ALL HOTELS:
Occupancy                             65.9%             69.0%            65.4%           65.9%
ADR                                 $ 82.50           $ 75.02          $ 70.75         $ 64.65
REVPAR                              $ 54.38           $ 51.79          $ 46.24         $ 42.57
REVPAR growth                          5.0%                               8.6%

NON-RENOVATION HOTELS:
Occupancy                             70.1%             70.9%            67.9%           63.9%
ADR                                 $ 82.96           $ 76.06          $ 71.46         $ 64.35
REVPAR                              $ 58.16           $ 53.92          $ 48.51         $ 41.10
REVPAR growth                          7.9%             18.0%

RENOVATION HOTELS:
Occupancy                             58.1%             65.6%            61.1%           68.4%
ADR                                 $ 81.46           $ 72.94          $ 67.90         $ 63.11
REVPAR                              $ 47.36           $ 47.87          $ 41.50         $ 43.19
REVPAR growth                         (1.1%)                             (3.9)%

---------

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


                             FRANCHISE AFFILIATIONS
                (As of and for the Year Ended December 31, 1998)

                                                                                                          Percentage of
                                  Number of                          Percentage of            Lease           Lease
    Franchise Affiliation           Hotels            Rooms              Rooms              Revenues         Revenues
------------------------------- --------------- ------------------ ------------------ ------------------ ---------------
Marriott - Full-Service,
    Courtyard and
    Residence Inn(1)                  20               3,520             34.5%             $34,555,000         35.0%
Holiday Inns (1)                      16               2,534             24.8               19,949,000         20.2
Kahler                                 2                 965              9.4               11,198,000         11.3
Hampton Inns                           9               1,193             11.7                9,797,000          9.9
Hilton                                 2                 572              5.6                6,008,000          6.1
Hawthorn Suites                        3                 583              5.7                5,025,000          5.1
Sheraton                               1                 295              2.9                2,969,000          3.0
Comfort Suites                         1                 166              1.6                2,144,000          2.2
Ramada                                 1                 124              1.2                1,340,000          1.4
Best Western                           1                 103              1.0                  649,000          0.7
Radisson (1)                           1                 160              1.6                  740,000          0.7
Other (2)                              -                   -              -                  4,308,000          4.4
                                --------------- ------------------ ------------------ ------------------ ---------------
                                      57              10,215            100.0%             $98,682,000        100.0%
                                =============== ================== ================== ================== ===============

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

                           GEOGRAPHIC DIVERSIFICATION
                (As of and for the Year Ended December 31, 1998)

                                                                                                         Percentage
                                            Number of                 Percentage of       Lease           of Lease
                Region                        Hotels        Rooms         Rooms          Revenues         Revenues
---------------------------------------- ---------------------------------------------------------------------------
Pacific (1).........................            32          5,054         49.5%         $46,423,000         47.0%
Mountain (2)........................            21          3,832         37.5           30,854,000         31.3
Minnesota...........................             4          1,329         13.0           17,097,000         17.3
Other (3)...........................             -              -          -              4,308,000          4.4
                                         ---------------------------------------------------------------------------
     Total..........................            57         10,215        100%           $98,682,000        100%
                                         ===========================================================================

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

                                               1998             1997             1996
                                              Actual           Actual           Actual
                                           -----------      -----------      -----------
         Net Income                        $16,958,000      $15,591,000      $ 5,634,000
         Add back:
            Real estate related
              depreciation and
              amortization                  35,835,000       14,749,000        4,514,000
            Losses on dispositions of
              hotel properties               3,574,000               --               --
            Minority interest                  851,000        1,886,000        1,090,000
                                           -----------      -----------      -----------
         FFO assuming conversion of
            preferred shares               $57,218,000      $32,226,000      $11,238,000
                                           ===========      ===========      ===========

-------------------

Management and industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity REIT. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds From Operations in accordance with standards established by NAREIT, adjusted for minority interest, which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

Funds From Operations should be considered in conjunction with net income and cash flows from operating, investing and financing activities as presented in the Company's consolidated financial statements and notes thereto. Funds From Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating, investing or financing activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to the requirements to conserve funds for capital expenditures and property acquisitions and other commitments.

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

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on July 6, 1999.


                                     SUNSTONE HOTEL INVESTORS, INC.



                                     By:  /s/ ROBERT A. ALTER
                                         ------------------------------------
                                              Robert A. Alter
                                              President, Secretary and
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:


               SIGNATURE                                       TITLE                                   DATE
               ---------                                       -----                                   ----
/s/ ROBERT A. ALTER                       President, Secretary and Chairman                        July 6, 1999
----------------------------------        of the Board of Directors (Principal Executive
Robert A. Alter                           Officer)

/s/ CHARLES L. BIEDERMAN                  Vice Chairman of the Board of Directors                  July 6, 1999
----------------------------------
Charles L. Biederman

/s/ R. TERRENCE CROWLEY                   Chief Operating Officer (Principal Financial             July 6, 1999
----------------------------------        and Accounting Officer)
R. Terrence Crowley

/s/ C. ROBERT ENEVER                      Director                                                 July 6, 1999
----------------------------------
C. Robert Enever

/s/ LAURENCE GELLER                       Director                                                 July 6, 1999
----------------------------------
Laurence Geller

/s/ DAVID E. LAMBERT                      Director                                                 July 6, 1999
----------------------------------
David E. Lambert

/s/ H. RAYMOND BINGHAM                    Director                                                 July 6, 1999
----------------------------------
H. Raymond Bingham

/s/ FREDRIC H. GOULD                      Director                                                 July 6, 1999
----------------------------------
Fredric H. Gould

----------------------------------        Director                                                 July 6, 1999
Paul D. Kazilionis
/s/ EDWARD H. SONDKER                     Director                                                 July 6, 1999
----------------------------------
Edward H. Sondker