Form 10-Q/A
period 1999-03-31
SUNSTONE HOTEL INVESTORS INC
filed 1999-07-15
CIK 930600

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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



================================================================================

        The Company hereby amends its Quarterly Report on Form 10-Q, dated May 11, 1999 for the quarter ended March 31, 1999. The Principal changes from the Form 10-Q dated May 11, 1999, are as follows:

(1) Page 21, second paragraph, Funds from Operations ("FFO") - revising the disclosure with respect to FFO to include statements that FFO may not be comparable to FFO reported by other REITS that do not compute FFO in the same manner as the Company; that FFO should be considered in conjunction with cash flows from operating, investing and financing activities as presented in the Company's consolidated financial statements and notes thereto; and that FFO should not be considered as an alternative to cash flow from investing or financing activities determined in accordance with GAAP.

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

                             SUMMARY OPERATING DATA

                                              Three Months Ended
                                                  March 31,
                                            ---------------------
                                             1999           1998
                                            ------         ------
        SAME-UNIT-SALES ANALYSIS
        ALL HOTELS(1):
        Occupancy                            65.5%          64.1%
        ADR                                 $86.96         $84.01
        REVPAR                              $56.98         $53.82
        REVPAR growth                         5.9%

        NON-RENOVATION HOTELS(1):
        Occupancy                            67.1%          64.6%
        ADR                                 $80.89         $79.02
        REVPAR                              $54.30         $51.07
        REVPAR growth                         6.3%

        RENOVATION HOTELS(2):
        Occupancy                            63.0%          62.2%
        ADR                                 $96.43         $89.66
        REVPAR                              $60.78         $55.74
        REVPAR growth                         9.0%

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

        The revenue performance of the Company's hotel portfolio in the first quarter of 1999 was due to the results from the Company's recently redeveloped hotels and internal growth of continuously owned and recently acquired hotels as indicated in the following table:

              SELECTED REVPAR PERFORMERS FOR FIRST QUARTER OF 1999

                                                                                  REVPAR
                                                                       ----------------------------
                                                           Rooms       1998(1)     1999    % Change
                                                           -----       -------     ----    --------
Courtyard by Marriott - Los Angeles, (LAX) California       178        $32.28     $72.26    123.9%
Holiday Inn Old Town - San Diego, California                151         50.92      73.62     44.6
Holiday Inn Select - La Mirada, California                  289         33.34      47.32     41.9
Marriott - Ogden, Utah                                      288         33.41      47.07     40.9
Holiday Inn & Suites - Price, Utah                          151         25.39      33.38     31.5
Marriott - Provo, Utah                                      333         34.44      44.95     30.5
Marriott - Napa, California                                 192         60.46      69.28     14.6
Marriott - Santa Monica, California(2)                      168         75.72      83.34     10.1

------------------

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

                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -----------      -----------
        Net Income                                  $ 4,272,000      $ 6,597,000

        Add (subtract):
          Real estate related depreciation
             and amortization                         9,989,000        7,919,000
          Gain on disposition of hotel property        (490,000)              --
          Minority interest                             212,000          351,000
                                                    -----------      -----------

        Funds from operations                       $13,983,000      $14,867,000
                                                    ===========      ===========

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

                               SUNSTONE HOTEL INVESTORS, INC.


                               By: /s/Robert A. Alter
                                    --------------------------------------------
                                   Robert A. Alter
                                   President, Secretary and
                                   Chairman of the Board of Directors

                               By: /s/R. Terrence Crowley
                                    --------------------------------------------
                                    R. Terrence Crowley
                                    Chief Operating Officer
                                    (Principal Financial and Accounting Officer)