Form 10-Q
period 1999-06-30
SUNSTONE HOTEL INVESTORS INC
filed 1999-08-16
CIK 930600

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

      For the quarter ended     JUNE 30, 1999
                             --------------------

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

                   903 Calle Amanecer, San Clemente, CA 92673
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

As of August 13, 1999, there were 37,931,726 shares of Common Stock outstanding.


================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
ITEM 1.   FINANCIAL STATEMENTS

SUNSTONE HOTEL INVESTORS, INC.

   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998........................   3

   Consolidated Statements of Operations for the Three and Six Months
       Ended June 30, 1999 and 1998.............................................................   4

   Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1999 and 1998.............................................................   5

   Notes to Consolidated Financial Statements...................................................   6

SUNSTONE HOTEL PROPERTIES, INC. ("LESSEE")

   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998........................  12

   Consolidated Statements of Operations for the Three and Six Months
       Ended June 30, 1999 and 1998.............................................................  13

   Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1999 and 1998.............................................................  14

   Notes to Consolidated Financial Statements...................................................  15

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................................................  18

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................  26


                                         PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.....................................................................  27

ITEM 5.   OTHER INFORMATION.....................................................................  28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................  36

SIGNATURES  ....................................................................................  37


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SUNSTONE HOTEL INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,        December 31,
                                                                                             1999              1998
                                                                                         -------------------------------
                                                                                          (Unaudited)
    ASSETS:

    Investments in hotel properties, net                                                 $874,801,000       $840,974,000
    Other real estate investment properties, net                                           20,201,000         17,027,000
    Cash and cash equivalents                                                               1,930,000            859,000
    Restricted cash                                                                         1,408,000          2,853,000
    Rent receivable - Lessee                                                               12,060,000          7,498,000
    Other assets, net                                                                       6,499,000          6,425,000
                                                                                         ------------       ------------

                                                                                         $916,899,000       $875,636,000
                                                                                         ============       =============

    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Revolving line of credit                                                             $305,000,000       $274,500,000
    Notes payable                                                                         136,909,000        104,969,000
    Accounts payable and other accrued expenses                                            12,980,000         18,921,000
    Dividends payable to preferred stockholders                                               498,000            503,000
                                                                                         ------------       ------------
                                                                                          455,387,000        398,893,000
                                                                                         ------------       ------------

    Commitments and contingencies (Note 8)

    Minority interest                                                                      23,909,000         25,493,000

    Stockholders' equity:

    7.9% Class A Cumulative Convertible Preferred Stock, $.01 par value,
        10,000,000 authorized; 250,000 issued and outstanding as of June 30,
        1999 and December 31, 1998 (liquidation preference $100 per share
        aggregating $25,000,000)                                                                3,000              3,000
    Common stock, $.01 par value, 150,000,000 authorized; 37,929,477 and
        37,572,263 issued and outstanding as of June 30, 1999 and December 31,
        1998, respectively                                                                    380,000            376,000
    Additional paid-in capital                                                            483,242,000        479,848,000
    Distributions in excess of earnings                                                  (46,022,000)       (28,977,000)
                                                                                         ------------       ------------
                                                                                          437,603,000        451,250,000
                                                                                         ------------       ------------

                                                                                         $916,899,000       $875,636,000
                                                                                         ============       ============




   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                        ----------------------------    -----------------------------
                                                            1999            1998            1999            1998
                                                        ------------    ------------    ------------    -------------
REVENUES:

Lease revenue - Lessee                                  $ 25,136,000    $ 24,775,000    $ 49,898,000    $ 48,462,000
Interest and other income                                    228,000          83,000         358,000         140,000
                                                        ------------    ------------    ------------    ------------
                                                          25,364,000      24,858,000      50,256,000      48,602,000
                                                        ------------    ------------    ------------    ------------

EXPENSES:

Real estate related depreciation and amortization         10,292,000       8,993,000      20,281,000      16,912,000
Interest expense and amortization of financing costs       7,176,000       5,513,000      13,645,000      10,108,000
Real estate and personal property taxes and insurance      2,986,000       2,883,000       6,078,000       5,662,000
General and administrative                                 1,558,000         871,000       2,906,000       2,374,000
Transaction costs                                          2,222,000              --       2,222,000              --
                                                        ------------    ------------    ------------    ------------
Total expenses                                            24,234,000      18,260,000      45,132,000      35,056,000
                                                        ------------    ------------    ------------    ------------

Income before gain on disposition of hotel property
  and minority interest                                    1,130,000       6,598,000       5,124,000      13,546,000

Gain on disposition of hotel property                             --              --         490,000              --
Minority interest                                            (31,000)       (324,000)       (243,000)       (675,000)
                                                        ------------    ------------    ------------    ------------

NET INCOME                                                 1,099,000       6,274,000       5,371,000      12,871,000

Distributions on preferred shares                           (492,000)       (492,000)       (979,000)       (979,000)
                                                        ------------    ------------    ------------    ------------


INCOME AVAILABLE TO COMMON STOCKHOLDERS                 $    607,000    $  5,782,000    $  4,392,000    $ 11,892,000
                                                        ============    ============    ============    ============

EARNINGS PER SHARE

    Basic                                               $       0.02    $       0.15    $       0.12    $       0.33
                                                        ============    ============    ============    ============

    Diluted                                             $       0.02    $       0.15    $       0.12    $       0.32
                                                        ============    ============    ============    ============

DIVIDENDS DECLARED PER SHARE                            $      0.285    $      0.275    $       0.57    $       0.55
                                                        ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                     1999             1998
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $   5,371,000    $  12,871,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Minority interest                                                  243,000          675,000
    Depreciation and amortization                                   20,281,000       17,016,000
    Amortization of financing costs                                  1,180,000        1,079,000
    Gain on disposition of hotel property                             (490,000)              --

    Changes in operating assets and liabilities:
      Rent receivable - Lessee                                      (4,562,000)      (4,611,000)
      Other assets, net                                              2,944,000         (494,000)
      Accounts payable and other accrued expenses                      769,000        1,697,000
                                                                 -------------    -------------
Net cash provided by operating activities                           25,736,000       28,233,000
                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions, improvements and additions to
  hotel properties                                                 (68,272,000)    (145,626,000)
Acquisitions, improvements and additions to
  other real estate investments                                     (3,488,000)              --
Proceeds from sale of hotel property                                 4,000,000               --
Restricted cash                                                      1,445,000         (184,000)
Payments received on notes receivable                                  100,000           23,000
                                                                 -------------    -------------
Net cash used in investing activities                              (66,215,000)    (145,787,000)
                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                           2,725,000       69,713,000
Payment of deferred financing costs                                         --       (1,283,000)
Borrowings on revolving line of credit                              34,500,000      137,000,000
Principal payments on revolving line of credit                      (4,000,000)     (53,000,000)
Borrowings on notes payable                                         42,423,000               --
Principal payments on notes payable                                (10,483,000)     (16,698,000)
Distributions to common stockholders                               (21,437,000)     (19,396,000)
Distributions to minority interests                                 (1,194,000)      (1,195,000)
Distributions to preferred stockholders                               (984,000)        (979,000)
                                                                 -------------    -------------
Net cash provided by financing activities                           41,550,000      114,162,000
                                                                 -------------    -------------

Net change in cash and cash equivalents                              1,071,000       (3,392,000)

Cash and cash equivalents, beginning of period                         859,000        3,584,000
                                                                 -------------    -------------
Cash and cash equivalents, end of period                         $   1,930,000    $     192,000
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

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION, RELATIONSHIP WITH LESSEE AND BASIS OF PRESENTATION

Organization:

         Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company" or "Sunstone"), was formed in September 1994 and commenced operations as a real estate investment trust ("REIT") on August 15, 1995. At June 30, 1999, the Company had a 94.8% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which also commenced operations in August 1995. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

         At June 30, 1999, the Company's portfolio included 58 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman, Chief Executive Officer and President of the Company (80%), and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Relationship with Lessee:

         The Company must rely solely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its substantial rent obligation to the Company under the Percentage Leases. The Lessee has incurred significant losses from its inception in 1995. At June 30, 1999, the Lessee's stockholder's deficit amounted to $9.6 million. At June 30, 1999, the Lessee's rent payable to the Company amounted to $12.1 million. Also at June 30, 1999, the Lessee's current liabilities exceeded its current assets by $9.0 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end. The Company's management will continue to evaluate the financial condition of the Lessee and continue to evaluate other factors regarding the relationship between the Company and the Lessee.

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

         The interim consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for prior quarters of 1999. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION, RELATIONSHIP WITH LESSEE AND BASIS OF PRESENTATION (continued)

for the interim periods presented. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the collectibility of rent receivable, the recoverability of long-lived assets and the outcome of claims, litigation and other contingencies (see Note 8); actual results could differ materially from those estimates in the near term.

Seasonality:

         The hotel industry is seasonal in nature. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues.

Reclassifications:

         Certain prior period balances have been reclassified to conform with the current period presentation.

2. ACQUISITION OF SUNSTONE

         On April 5, 1999, the Company received a merger offer from SHP Acquisition, LLC ("SHP"), certain management personnel of the Lessee and Westbrook Funds III. The Lessee leases and operates all of the Company's hotels and is owned by Robert A. Alter, Chairman and Chief Executive Officer of the Company and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company. Westbrook Partners LLC is a New York based real estate opportunity fund, which is a 9.6% stockholder in the Company, whose managing principal, Paul Kazilionis, is a director of the Company. The original offer to purchase was for all the common stock of the Company at $9.50 to $10.00 in cash per share.

         Upon receiving the SHP merger offer, the Company formed the Special Committee of the Board of Directors, comprised of all the independent members of the Board of Directors, to study the proposal and consider the Company's alternatives. The Special Committee was advised by Goldman, Sachs & Co. and Altheimer & Gray.

         Upon the recommendation of the Special Committee of the Board of Directors of the Company and the approval of the Board of Directors, Sunstone entered into a merger agreement (the "Merger Agreement" or the "Merger") as of July 12, 1999 with SHP, an affiliate of Westbrook Partners LLC and certain members of Sunstone's senior management. Under the terms of the Merger Agreement each share of common stock of the Company will be exchanged for $10.35 in cash, as such amount may be adjusted. Minority interests in the Operating Partnership can elect to receive the same consideration per Unit or an equity interest in the acquiring entity.

         The Merger Agreement is subject to the vote of the Company's common stockholders and minority interests, as well as certain other conditions, including the receipt of consents from certain major franchisors of Sunstone's hotels and the closing of SHP's financing. SHP has received a commitment for debt financing for the transaction, which is expected to close during the fourth quarter of 1999.

         The Merger Agreement provides for a breakup fee and expenses of up to $25.0 million to be paid to SHP in the event that the Company wishes to accept a superior proposal to acquire the Company. Under such circumstances, the Company has the right to purchase all the shares of the Lessee and the Management Company, for a total amount of $30.0 million in cash.

         As required by the Merger Agreement, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. However, the aggregate purchase price will be increased by an amount equal to 50% of any increase in the Company's cash balance, adjusted as specified in the Merger Agreement, between June 30, 1999 and five business days prior to the closing of the Merger, but not less than $0.06 per share. The aggregate purchase price also is subject to a possible price reduction in connection with certain contingent payments.

         In conjunction with this transaction, the Company incurred and expensed $2.2 million primarily for legal and accounting services.

3. INVESTMENTS IN HOTEL PROPERTIES

         During the second quarter of 1999, the Company completed the acquisition of two newly built properties, the 121-room Residence Inn by Marriott in San Diego and the 154-room Hilton Garden Inn in Sacramento, for a total of $28.0 million. Both properties were acquired under the terms of definitive purchase agreements which were entered into during the fourth quarter of 1997 with third party developers. Additionally, the Company completed, or was in the process of completing, substantial renovations at seven of the hotel properties, and in connection with such renovations, the Company incurred costs of approximately $15.7 million during the second quarter of 1999.

4. REVOLVING LINE OF CREDIT

         Borrowings under the Credit Facility accrue interest at LIBOR plus a margin that is based on the leverage of the Company. At June 30, 1999, the Company had $305.0 million outstanding under its Credit Facility with an actual borrowing rate of LIBOR plus 2.0%. Borrowing base and loan-to-value limits, as well as other financial performance covenants restrict the availability of borrowings under the Credit Facility. The Company's total liabilities as defined under the terms of the Credit Facility are restricted by a leverage covenant ("Leverage Covenant") which allows the Company to borrow funds when the lesser of (i) 50% of the cost basis of the hotels or (ii) 50% of the cost basis of hotels owned for no more than six full fiscal quarters plus a valuation based on the net operating income ("NOI") for hotels owned longer than six fiscal quarters exceeds the Company's total liabilities. Effective July 1, 1999, the eleven remaining hotels that were acquired in connection with the acquisition of Kahler Realty Corporation in October of 1997 (the "Kahler Hotels") lost their cost consideration and are required to be valued based on their respective NOI. As a result of such change, the Company is not in compliance with the Leverage Covenant which, if not modified by September 1, 1999, will cause the Company to be in default under the Credit Facility. In addition, the Company's borrowing base at June 30, 1999 does not support the current level of outstanding borrowings under the Credit Facility and the Company cannot currently borrow any additional amounts under the Credit Facility. As a result, the Company will be required to re-margin the Credit Facility and repay approximately $4.9 million during the third quarter of 1999.

         The Company has entered into negotiations with the Credit Facility lenders for relief with respect to the Leverage Covenant. While no agreement has been executed, the Company has received a proposal from the co-agent banks under the Credit Facility to modify the terms of the Credit Facility to allow the Kahler Hotels to be valued at their cost basis for an additional two quarters, for a total of eight quarters. In exchange for such modification, the lenders will require a modification fee of approximately $1.0 million, an increase in the borrowing rate, limitations on expenditures for new acquisitions and renovations, maintenance of minimum liquidity and possibly other requirements and restrictions. Additionally, in the event the Merger does not close, the lenders will require the Company to secure the Credit Facility with the hotel properties and pay additional fees and further increase the borrowing rate.

         The Credit Facility term expires on July 1, 2000. During the first quarter of 1999, the Company requested a one-year extension of the term to July 1, 2001 which the lenders have denied. As a result, the Company is evaluating possible means of meeting near-term debt service requirements and improving liquidity through refinancing existing indebtedness, issuing additional equity securities and divesting certain hotel assets. The Company has also modified its capital expenditures and renovation programs. As previously discussed, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. However, the Company anticipates that the distributions already made during 1999 are sufficient to satisfy the federal income tax requirements with respect to distributions in order for the Company to continue to qualify as a REIT.

         No assurances can be made regarding the availability or terms of additional sources of capital for the Company in the future and no assurances can be given regarding the Company's ability to successfully refinance the maturity of existing indebtedness, including, without limitation, the Credit Facility. No assurances can be given regarding the Company's success in securing an amendment to the Credit Facility whereby an existing breach of the Leverage Covenant would be remedied. If the Merger does not close and the Company is unable to secure additional sources of financing in the future, is unable to successfully refinance existing indebtedness, or is unable to obtain amendments to the Credit Facility, no assurance can be made that the Company will be able to meet its financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or revisions of the Company's operations. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Company's financial condition and results of operations.

5. NOTES PAYABLE

         On May 11, 1999, the Company repaid a $6.1 million promissory note with proceeds from a $16.1 million promissory note dated May 7, 1999 that requires monthly interest only payments at LIBOR plus 2.25%, matures October 30, 1999 and is secured by hotel properties with a net book value of $24.3 million at June 30, 1999.

         On May 28, 1999, the Company acquired the newly built 121-room Residence Inn by Marriott in San Diego and the 154-room Hilton Garden Inn in Sacramento. These acquisitions were financed with proceeds from a $20.8 million promissory note dated May 27, 1999 that requires monthly interest only payments at either the Prime Rate plus .50% or LIBOR plus 2.0%, matures May 27, 2001 and is secured by the two hotel properties with a net book value of $27.9 million at June 30, 1999.

6. EQUITY

         On May 17, 1999, the Company issued 277,513 shares of its common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides for the issuance of common stock at a price based on the twelve day trading period subsequent to acceptance and subject to certain thresholds and discounts as set by the Company. The issuance price of the shares sold was $9.08 per share, resulting in proceeds of approximately $2.5 million.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                         ----------------------------    ----------------------------
                                                             1999            1998            1999            1998
                                                         ------------    ------------    ------------    ------------
Numerator:

   Net income                                            $  1,099,000    $  6,274,000    $  5,371,000    $ 12,871,000
   Distributions on preferred shares                         (492,000)       (492,000)       (979,000)       (979,000)
                                                         ------------    ------------    ------------    ------------

   Numerator for basic and diluted earnings per share:
      Income available to common stockholders after
        effect of dilutive securities                    $    607,000    $  5,782,000    $  4,392,000    $ 11,892,000
                                                         ============    ============    ============    ============

Denominator:

   Denominator for basic earnings per share - weighted
      average shares outstanding                           37,782,576      37,530,453      37,689,914      36,491,409

   Effect of dilutive securities:
      Stock options                                            15,000         137,545           7,500         153,956
                                                         ------------    ------------    ------------    ------------

   Denominator for diluted earnings
     per share - adjusted weighted average shares
     and assumed conversions                               37,797,576      37,667,998      37,697,414      36,645,365
                                                         ============    ============    ============    ============


Basic earnings per share                                 $       0.02    $       0.15    $       0.12    $       0.33
                                                         ============    ============    ============    ============

Diluted earnings per share                               $       0.02    $       0.15    $       0.12    $       0.32
                                                         ============    ============    ============    ============


         The computation of diluted earnings per share does not assume the conversion of the 7.9% Class A Convertible Preferred Stock because their inclusion would have been anti-dilutive. Additionally, the computation of diluted earnings per share does not assume the conversion of the Operating Partnership units because such conversion would not have any impact on diluted earnings per share.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. COMMITMENTS AND CONTINGENCIES

         In connection with the Merger, eight lawsuits have been filed naming the Company, certain directors and officers of the Company and other parties as defendants. The factual basis alleged to underlie all eight lawsuits are essentially identical. Substantively, they assert that Robert A. Alter, Charles
L. Biederman and Paul Kazilionis, in conjunction with Westbrook Partners LLC (and other purported Westbrook affiliated entities), SHP and the Lessee, have offered an unfair buyout price for the outstanding shares of the Company. Plaintiffs in each of these lawsuits purport to seek both injunctive relief and damages on behalf of the purported class based upon these allegations. Management is unable to determine whether these lawsuits will have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend the actions vigorously. No amounts related to these lawsuits or the proposed acquisition have been accrued in the accompanying financial statements.

9. SUBSEQUENT EVENTS

         On July 15, 1999, the Company opened the newly built Courtyard by Marriott in Lynnwood, Washington, located approximately 15 miles north of downtown Seattle. The 164-room hotel includes a limited number of suites, as well as, a restaurant, lobby lounge, pool, fitness room, business center and approximately 1,500 square feet of meeting space. The hotel was developed by the Company for a cost of $10.0 million and was financed in part with proceeds from a $7.7 million promissory note and Building Loan Agreement, both dated June 28, 1999. This financing is secured by a first deed of trust and requires monthly interest only payments at either the Prime Rate plus .25% or LIBOR plus 2.5% per year, but not less than 7% per year and matures June 28, 2000. The Company has the option to extend the maturity date for up to one year. Subsequent to June 30, 1999, $4.2 million was disbursed to the Company under such Building Loan Agreement.

                         SUNSTONE HOTEL PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 June 30,       December 31,
                                                                   1999             1998
                                                               ------------    -------------
                                                               (Unaudited)
ASSETS:

Current assets
     Cash and cash equivalents                                 $  6,412,000    $  3,639,000
     Receivables, net of allowance for doubtful accounts
       of $196,000 and $388,000, respectively                    11,221,000      10,771,000
     Due from affiliates, net                                       751,000         164,000
     Inventories                                                  1,817,000       1,824,000
     Prepaid expenses and other current assets                    1,104,000         640,000
                                                               ------------    ------------
                                                                 21,305,000      17,038,000

Management agreements, net                                          304,000         366,000
Property and equipment, net                                         137,000         154,000
Other assets                                                        503,000         420,000
                                                               ------------    ------------
                                                               $ 22,249,000    $ 17,978,000
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities
     Rent payable - Sunstone Hotel Investors, Inc.             $ 12,060,000    $  7,498,000
     Accounts payable                                             7,079,000       8,811,000
     Accrued payroll and employee benefits                        6,467,000       6,697,000
     Sales taxes payable                                          2,406,000       1,915,000
     Due to affiliates, net                                         168,000              --
     Stockholder line of credit                                     650,000         650,000
     Other liabilities                                            1,435,000       1,295,000
                                                               ------------    ------------
                                                                 30,265,000      26,866,000
Long-term liability
     Accrued pension liability                                    1,568,000       1,603,000
                                                               ------------    ------------
                                                                 31,833,000      28,469,000
                                                               ------------    ------------

Commitments and contingencies (Note 5)


Stockholders' deficit
      Common stock, no par value, 100,000 shares authorized;
          125 shares issued and outstanding                         498,000         498,000
      Accumulated deficit (Note 2)                               (9,515,000)    (10,422,000)
      Accumulated other comprehensive loss                         (567,000)       (567,000)
                                                               ------------    ------------
                                                                 (9,584,000)    (10,491,000)
                                                               ------------    ------------
                                                               $ 22,249,000    $ 17,978,000
                                                               ============    ============



   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                          -----------------------------      -------------------------------
                                                              1999             1998              1999               1998
                                                          -----------       -----------      ------------        -----------
REVENUES:

Room                                                      $53,209,000       $51,840,000      $105,860,000       $ 99,750,000
Food and beverage                                           8,519,000        11,239,000        17,491,000         21,232,000
Other                                                       6,514,000         8,166,000        13,208,000         15,358,000
                                                          -----------       -----------      ------------       ------------

Total revenues                                             68,242,000        71,245,000       136,559,000        136,340,000
                                                          -----------       -----------      ------------       ------------

EXPENSES:

Room                                                       11,833,000        12,994,000        23,575,000         24,372,000
Food and beverage                                           6,714,000         9,386,000        13,650,000         17,926,000
Other                                                       3,931,000         4,496,000         7,789,000          8,890,000
Advertising and promotion                                   5,677,000         5,160,000        11,068,000          9,898,000
Repairs and maintenance                                     2,706,000         3,006,000         5,106,000          5,581,000
Utilities                                                   2,161,000         2,785,000         4,751,000          5,214,000
Franchise costs                                             2,181,000         1,839,000         4,225,000          3,257,000
Management and accounting fees to related party             1,415,000           311,000         2,813,000          1,545,000
Rent expense  -  Sunstone Hotel Investors, Inc.            25,136,000        24,775,000        49,898,000         48,462,000
General and administrative                                  6,357,000         6,423,000        12,777,000         13,117,000
                                                          -----------       -----------      ------------       ------------
Total expenses                                             68,111,000        71,175,000       135,652,000        138,262,000
                                                          -----------       -----------      ------------       ------------
NET INCOME (LOSS)                                         $   131,000       $    70,000      $    907,000       $(1,922,000)
                                                          ===========       ===========      ============       ============





   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Six Months Ended
                                                                  June 30,
                                                         ---------------------------
                                                             1999           1998
                                                         -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                        $   907,000    $(1,922,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Bad debt expense                                                  --         86,000
Depreciation                                                  41,000         94,000
Amortization                                                 127,000        169,000

Changes in operating assets and liabilities:
   Receivables, net                                         (450,000)      (847,000)
   Due from affiliates, net                                 (587,000)       557,000
   Inventories                                                 7,000        (32,000)
   Prepaid expenses and other current assets                (529,000)      (431,000)
   Other assets                                              (83,000)            --
   Rent payable - Sunstone Hotel Investors, Inc.           4,562,000      4,811,000
   Accounts payable                                       (1,732,000)       652,000
   Accrued payroll and employee benefits                    (230,000)       780,000
   Sales taxes payable                                       491,000        896,000
   Due to affiliates, net                                    168,000             --
   Accrued pension liability                                 (35,000)        13,000
   Other liabilities                                         140,000       (336,000)
                                                         -----------    -----------
Net cash provided by operating activities                  2,797,000      4,490,000
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                           (24,000)       (83,000)
Proceeds from Lessor upon execution of certain leases             --        708,000
                                                         -----------    -----------
Net cash provided by (used in) investing activities          (24,000)       625,000
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholder line of credit                   1,450,000             --
Payments on stockholder line of credit                    (1,450,000)            --
Payments on capital lease obligation                              --        (27,000)
                                                         -----------    -----------
Net cash used in financing activities                             --        (27,000)
                                                         -----------    -----------

Net change in cash and cash equivalents                    2,773,000      5,088,000

Cash and cash equivalents, beginning of period             3,639,000      4,352,000
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $ 6,412,000    $ 9,440,000
                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

         Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering by Sunstone Hotel Investors, Inc. (the "Lessor") on August 15, 1995. The Lessee leases hotel properties, which are primarily located in the western United States, from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee operates 100% of the hotel properties owned by the Lessor. The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At June 30, 1999, the Lessee leased 58 hotel properties from the Lessor.

Basis of Presentation:

         The consolidated financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The interim consolidated financial statements of the Lessee have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Lessee believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Lessee's audited consolidated financial statements included in the Lessor's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for prior quarters of 1999. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

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

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. STOCKHOLDERS' DEFICIT

         During the three and six months ended June 30, 1999, the Lessee had net income of $131,000 and $907,000, respectively; however, the Lessee has incurred significant losses from its inception in 1995. At June 30, 1999, the Lessee's stockholders' deficit amounted to $9.6 million. At June 30, 1999, the Lessee's rent payable to the Lessor amounted to $12.1 million. Also at June 30, 1999, the Lessee's current liabilities exceeded its current assets by $9.0 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Lessor is a result of the original terms under the Percentage Leases, for the payment of rent to the Lessor, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

3. PERCENTAGE LEASE AGREEMENTS

         At June 30, 1999, all rent payments due the Lessor are current. Under the terms of the Percentage Leases, base rent is payable to the Lessor in arrears and percentage rent is payable 45 days after the end of each respective month. As such and as of June 30, 1999, the $12.1 million due the Lessor consists of percentage rent for the months of May and June 1999 and base rent for the month of June 1999.

         Certain Percentage Leases, as amended, allow for the abatement of base rent related to rooms taken out of service during major renovations. The Lessor abated $110,000 and $391,000 of base rent during the three months and six months ended June 30, 1999, respectively. No rent was abated during the three and six month periods ended June 30, 1998.

4. CERTAIN TRANSACTIONS WITH RELATED PARTIES

         Sunstone Hotel Management, Inc. (the "Management Company"), a company wholly owned by Robert A. Alter, Chairman of the Lessee, provides management and accounting services to the Lessee pursuant to the terms of a management agreement. The agreement has a one year term and is automatically renewed. Management fees are computed on an individual hotel basis and range from 1% to 2% of gross revenues. Accounting fees are computed as a fixed amount per room on an individual hotel basis and range from $8.50 to $11.50 per room per month. During the three and six months ended June 30, 1999, $1.1 million and $2.2 million, in management fees were incurred, respectively, and during the three and six months ended June 30, 1998, $0 and $937,000 in management fees were incurred, respectively. During the three and six months ended June 30, 1999, $307,000 and $622,000, in accounting fees were incurred, respectively, and during the three and six months ended June 30, 1998, $311,000 and $608,000 in accounting fees were incurred, respectively. Amounts due to affiliates represents management and accounting fees payable to the Management Company reduced by reimbursements due from the Management Company for certain expenses paid by the Lessee on behalf of the Management Company and certain salaries and other expenses incurred by the Lessee and allocated to the Management Company. Reimbursements from the Management Company, which are recorded as a reduction of the related general and administrative expenses, totaled $240,000 and $288,000, respectively, during the three and six months ended June 30, 1999.

         Upon the execution of each Percentage Lease, the Lessor assigns certain hotel operating assets and liabilities to the Lessee at the Lessor's net book value. The Lessee records all such hotel operating assets and liabilities at the Lessor's costs with a corresponding net amount payable to or receivable from the Lessor, depending on whether net assets or liabilities were assigned. The Lessor also reimburses the Lessee for costs it incurs related to the Lessor's renovation of hotels. Amounts due from affiliates primarily includes reimbursements due from the Lessor reduced by the amount due to the Lessor for net hotel operating assets assigned by the Lessor to the Lessee upon the execution of each Percentage Lease.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. CERTAIN TRANSACTIONS WITH RELATED PARTIES (continued)

         The Lessee has a $1.5 million line of credit with its primary stockholder. The line of credit bears interest at the prime rate plus 0.25%, is unsecured and has a maturity date of December 29, 1999. The line is to be used exclusively for general short-term working capital needs. In January 1999, an additional $800,000 was drawn on the stockholder line of credit by the Lessee for working capital needs. In February 1999, the Lessee paid down the line of credit by $650,000, plus related unpaid accrued interest. In June 1999, an additional $650,000 was drawn and $800,000 was paid down on the stockholder line of credit. Interest incurred on the line of credit during the three months and six months ended March 31, 1999 totaled $14,000 and $31,000 respectively.

         On February 15, 1999, the Lessee began leasing office space from the Lessor when it moved its corporate facilities into a building owned by the Lessor.

5. COMMITMENTS AND CONTINGENCIES

         On April 5, 1999, the Lessor received an acquisition offer from SHP Acquisition, LLC ("SHP"), formed by Robert A. Alter, certain management personnel of the Lessee and Westbrook Funds III. Westbrook Partners LLC is a New York based real estate opportunity fund, an affiliate of which is a 9.6% stockholder in the Lessor, whose managing principal, Paul Kazilionis, is a director of the Lessor.

         Upon receiving the SHP merger offer, the Lessor formed the Special Committee of the Board of Directors, comprised of all the independent members of the Board of Directors, to study the proposal and consider the Lessor's alternatives. The Special Committee was advised by Goldman, Sachs & Co. and Altheimer & Gray.

         Upon the recommendation of the Special Committee of the Board of Directors of the Lessor and the approval of the Board of Directors, the Lessor entered into a merger agreement (the "Merger Agreement" or the "Merger") as of July 12, 1999 with SHP, an affiliate of Westbrook Partners LLC and certain members of the Lessor's senior management. Under the terms of the Merger Agreement each share of common stock of the Lessor will be exchanged for $10.35 in cash, as such amount may be adjusted.

         The Merger Agreement is subject to the vote of the Lessor's common stockholders and minority interests, as well as certain other conditions, including the receipt of consents from certain major franchisors of the Lessor's hotels and the closing of SHP's financing. SHP has received a commitment for debt financing for the transaction, which is expected to close during the fourth quarter of 1999.

         The Merger Agreement provides for a breakup fee and expenses of up to $25.0 million to be paid to SHP in the event that the Lessor wishes to accept a superior proposal to acquire the Lessor. Under such circumstances, the Lessor has the right to purchase all the shares of the Lessee and the Management Company, for a total amount of $30.0 million in cash.

         As required by the Merger Agreement, the Lessor will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. However, the aggregate purchase price will be increased by an amount equal to 50% of any increase in the Lessor's cash balance, adjusted as specified in the Merger Agreement, between June 30, 1999 and five business days prior to the closing of the Merger, but not less than $0.06 per share. The aggregate purchase price also is subject to a possible price reduction in connection with certain contingent payments.

         In connection with the Merger, eight lawsuits have been filed naming the Lessor, certain directors and officers of the Lessor and other parties including the Lessee and its shareholders as defendants. The factual basis alleged to underlie all eight lawsuits are essentially identical. Substantively, they assert that Robert A. Alter, Charles L. Biederman and Paul Kazilionis, in conjunction with Westbrook Partners, LLC (and other purported Westbrook affiliated entities), SHP Acquisition and the Lessee, have offered an unfair buyout price for the outstanding shares of the Lessor. Plaintiffs in each of these lawsuits purport to seek both injunctive relief and damages on behalf of the purported class based upon these allegations. Management is unable to determine whether these lawsuits will have a material adverse effect on the Lessee's financial position or results of operations. The Lessee intends to defend the actions vigorously. No amounts related to these lawsuits or the proposed acquisition have been accrued in the accompanying financial statements.

         The Lessee is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Lessee's financial position or results of operations when resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used throughout this report, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to the many risks and uncertainties which affect the Company's business, and actual results could differ materially from those projected and forecasted. These uncertainties, which include competition within the lodging industry, the balance between supply and demand for hotel rooms, the Company's continued ability to execute acquisitions and renovations, the effect of economic conditions, the availability of capital to finance planned growth, the Year 2000 Issue, and the liquidity of the Lessee, are described but are not limited to those disclosed in this report. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed under the heading "Risk Factors". Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. The following discussion should be read in conjunction with the financial statements included elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for prior quarters of 1999.

GENERAL

         Sunstone Hotel Investors, Inc. (the "Company" or "Sunstone") is a self-administered, equity real estate investment trust ("REIT") that through its 94.8% ownership interest in Sunstone Hotel Investors, LP (the "Operating Partnership"), owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Marriott International, Inc., Bass Hotels and Resorts, Hilton Hotels Corporation and Promus Hotel Corporation. As of August 13, 1999, the Company's portfolio consisted of 59 hotels with a total of 10,525 rooms. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 78.0%) with the remainder of the Company's portfolio consisting of mid-price limited service properties.

ACQUISITION OF SUNSTONE

         On April 5, 1999, the Company received a merger offer from SHP Acquisition, LLC ("SHP"), certain management personnel of the Lessee and Westbrook Funds III. The Lessee leases and operates all of the Company's hotels and is owned by Robert A. Alter, Chairman and Chief Executive Officer of the Company and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company. Westbrook Partners LLC is a New York based real estate opportunity fund, which is a 9.6% stockholder in the Company, whose managing principal, Paul Kazilionis, is a director of the Company. The original offer to purchase was for all the common stock of the Company at $9.50 to $10.00 in cash per share.

         Upon receiving the SHP merger offer, the Company formed the Special Committee of the Board of Directors, comprised of all the independent members of the Board of Directors, to study the proposal and consider the Company's alternatives. The Special Committee was advised by Goldman, Sachs & Co. and Altheimer & Gray.

         Upon the recommendation of the Special Committee of the Board of Directors of the Company and the approval of the Board of Directors, Sunstone entered into a merger agreement (the "Merger Agreement" or the "Merger") as of July 12, 1999 with SHP, an affiliate of Westbrook Partners LLC and certain members of Sunstone's senior management. Under the terms of the Merger Agreement each share of common stock of the Company will be exchanged for $10.35 in cash, as such amount may be adjusted. Minority interests in the Operating Partnership can elect to receive the same consideration per Unit or an equity interest in the acquiring entity.

         The Merger Agreement is subject to the vote of the Company's common stockholders and minority interests, as well as certain other conditions, including the receipt of consents from certain major franchisors of Sunstone's hotels and the closing of SHP's financing. SHP has received a commitment for debt financing for the transaction, which is expected to close during the fourth quarter of 1999.

         The Merger Agreement provides for a breakup fee and expenses of up to $25.0 million to be paid to SHP in the event that the Company wishes to accept a superior proposal to acquire the Company. Under such circumstances, the Company has the right to purchase all the shares of the Lessee and Sunstone Hotel Management, Inc., the management company, for a total amount of $30.0 million in cash.

         As required by the Merger Agreement, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. However, the aggregate purchase price will be increased by an amount equal to 50% of any increase in the Company's cash balance, adjusted as specified in the Merger Agreement, between June 30, 1999 and five business days prior to the closing of the Merger, but not less than $0.06 per share. The aggregate purchase price also is subject to a possible price reduction in connection with certain contingent payments.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 to 1998 and Six Months Ended June 30, 1999 to 1998

         Revenues increased to $25.4 million for the three months ended June 30, 1999 from $24.9 million for the second quarter of 1998. For the six months ended June 30, 1999, revenues increased to $50.3 million from $48.6 million for the corresponding period of 1998. The increase in revenues is primarily attributable to an increased inventory of renovated rooms available for occupancy during the three and six months ended June 30, 1999 in comparison to the corresponding periods of 1998. The revenue increases achieved due to the completion of renovation activities were partially offset by the disposition of certain non-core hotels during 1998 and the first quarter of 1999. The Company owned fewer hotels during the three and six months ended June 30, 1999 in comparison to the corresponding periods of 1998. Revenue per available room ("REVPAR") increases for continuously owned hotels also contributed to the revenue increases.

         On a same-unit-sales basis for the entire hotel portfolio, REVPAR increased 4.7% to $57.34 for the second quarter of 1999 from $54.78 for the second quarter of 1998. The 4.7% growth in REVPAR was driven by an increase in the average daily rate ("ADR") to $84.77 from $82.09 and an increase in occupancy to 67.6% from 66.7%.

         REVPAR for the non-renovation hotels increased by 1.4%. Non-renovation hotels include 44 of the Company's 58 hotels owned as of June 30, 1999 which were not under renovation in either the second quarter of 1998 or 1999. The 1.4% growth in REVPAR was driven by an increase in the ADR to $84.58 from $82.76 and a decrease in occupancy to 70.1% from 70.6%.

         During the second quarter of 1999, certain of the Company's hotel markets were negatively impacted by new supply or decreased demand. Specifically, the Seattle and Pueblo hotel markets, as well as Arizona had significant new supply come on-line. Also, the Seattle hotel market experienced less than anticipated demand during the second quarter. On-going supply/demand imbalances in these markets may continue to negatively impact certain of the Company's hotels in the near-term.

         The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three and six months ended June 30, 1999.

                             SUMMARY OPERATING DATA

                                              Three Months Ended             Six Months Ended
                                                    June 30,                     June 30,
                                              ------------------            -------------------
                                              1999          1998            1999           1998
                                              ----          ----            ----           ----
SAME-UNIT-SALES ANALYSIS

ALL HOTELS(1):

Occupancy                                     67.6%         66.7%            66.6%         65.4%
ADR                                          $84.77        $82.09           $85.82        $83.00
REVPAR                                       $57.34        $54.78           $57.16        $54.30
REVPAR growth                                  4.7%                           5.3%

NON-RENOVATION HOTELS(1):

Occupancy                                     70.1%         70.6%            68.7%         67.8%
ADR                                          $84.58        $82.76           $82.86        $81.06
REVPAR                                       $59.27        $58.46           $56.92        $54.96
REVPAR growth                                  1.4%                           3.6%

RENOVATION HOTELS(2):

Occupancy                                     62.4%         58.2%            62.6%         60.8%
ADR                                          $85.21        $80.33           $92.00        $87.15
REVPAR                                       $53.21        $46.79           $57.63        $53.03
REVPAR growth                                 13.7%                           8.7%

--------------------
(1) Excludes the Hampton Inn located in Arcadia, California which was sold during the first quarter of 1999.

(2) Includes seven hotels undergoing renovation in the second quarter of 1999 and seven hotels undergoing renovation in the second quarter of 1998.

         Real estate related depreciation and amortization increased $1.3 million and $3.4 million for the three and six months ended June 30, 1999, respectively, over the corresponding periods of 1998. These increases are consistent with the net increase in investments in hotel and other real estate properties. Also contributing to the increases is depreciation of renovations completed at the hotel properties during 1998 and the first quarter of 1999.

         Interest expense and amortization of financing cost increased $1.7 million to $7.2 million for the three months ended June 30, 1999 from $5.5 million for the corresponding quarter of 1998. For the six months ended June 30, 1999, interest expense and amortization of financing costs increased $3.5 million, to $13.6 million from $10.1 million for the corresponding period of 1998. These increases are attributable to higher average borrowings outstanding and reduced interest capitalized related to hotels undergoing major renovations for the three and six months ended June 30, 1999 in comparison to the corresponding periods of 1998.

         During the three and six month periods ended June 30, 1999, the Company incurred increased general and administrative expenses. For the three months ended June 30, 1999, general and administrative expenses increased to $1.6 million from $871,000 for the corresponding quarter of 1998. For the six months ended June 30, 1999, general and administrative expenses increased to $2.9 million from $2.4 million for the corresponding period of 1998. These increases are primarily attributable to costs incurred and expensed by the Company for pre-opening activities related to three newly built hotels: the Residence Inn by Marriott in San Diego, California, the Hilton Garden Inn in Sacramento, California and the Courtyard by Marriott in Lynnwood, Washington.

         As previously discussed, the Company has entered into a Merger Agreement to be acquired by SHP. In conjunction with this transaction, the Company has incurred and expensed $2.2 million primarily for legal and accounting services.

         During the first quarter of 1999, the Company disposed of the 129-room Hampton Inn located in Arcadia, California, for $8.5 million and recognized a $490,000 gain.

         As a result of the above factors and despite the modest increases in revenues and REVPAR, income available to common stockholders decreased 89.5% to $607,000 for the three months ended June 30, 1999 from $5.8 million for the second quarter of 1998, while diluted earnings per share decreased to $0.02 from $0.15 per share, an 86.7% decrease. For the six months ended June 30, 1999, income available to common stockholders decreased 63.0% to $4.4 million from $11.9 million for the second quarter of 1998, while diluted earnings per share decreased to $0.12 from $0.32 per share, a 62.5% decrease. (See discussion of Funds from Operations in "Liquidity and Capital Resources.")

Seasonality and Regional Focus

         The Company currently focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States. The geographic distribution of the hotels, which are located in eight states as of August 13, 1999, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations and off-peak seasonal operations that are typical for the hotel industry. The Company has also sought to increase its geographic distribution by focusing on major metropolitan areas.

LIQUIDITY AND CAPITAL RESOURCES

         Distributions. As previously discussed, the Company has entered into a Merger Agreement to be acquired by SHP. As required by the Merger Agreement, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. Accordingly, the Company did not declare a dividend for the second quarter of 1999.

         Cash Flow Provided by Operating Activities. The Company's principal source of cash to fund operating expenses and distributions is cash flow provided by rent paid by the Lessee. For the six months ended June 30, 1999, the Lessee failed to achieve the hotel revenues contemplated in the budget and subsequent forecasts provided to the Company. As a result, rent paid by the Lessee was less than anticipated. The Lessee's obligations under the Percentage Leases are largely unsecured and the Lessee's ability to make rent payments to the Company under the terms of the Percentage Leases are substantially dependent on the Lessee's ability to generate sufficient cash flow from the operations of the hotels. (See discussion of the Lessee's stockholders' deficit in the following section, "The Lessee").

         The Company is required under the Percentage Leases to make available to the Lessee for repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of room revenue per quarter on a cumulative basis. These funds are intended to maintain the hotels in a competitive condition. In the event the Merger does not close, the Company anticipates that cash flow from operations for the second half of 1999 will be insufficient to fund capital expenditures required under the Percentage Leases, operating expenses and distributions at the level prior to entering into the Merger Agreement. Accordingly, it may be necessary for the Company to defer or reduce the scope of capital expenditures, sell hotel properties or reduce distributions in the event the Merger does not close.

         Cash and cash equivalents as of June 30, 1999 were $1.9 million, as compared to $859,000 at December 31, 1998. Net cash provided by operating activities for the six months ended June 30, 1999 was $25.7 million.

         Cash Flows from Investing and Financing Activities. During the six months ended June 30, 1999, the Company invested $68.3 million in hotel properties and $3.5 in other real estate investments. These investments were primarily funded with borrowings from the Company's $350.0 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank) and promissory notes secured by certain hotel properties.

         Borrowings under the Credit Facility accrue interest at LIBOR plus a margin that is based on the leverage of the Company. At June 30, 1999, the Company had $305.0 million outstanding under its Credit Facility with an actual borrowing rate of LIBOR plus 2.0%. Borrowing base and loan-to-value limits, as well as other financial performance covenants restrict the availability of borrowings under the Credit Facility. The Company's total liabilities as defined under the terms of the Credit Facility are restricted by a leverage covenant ("Leverage Covenant") which allows the Company to borrow funds when the lesser of (i) 50% of the cost basis of the hotels or (ii) 50% of the cost basis of hotels owned for no more than six full fiscal quarters plus a valuation based on the net operating income ("NOI") for hotels owned longer than six fiscal quarters exceeds the Company's total liabilities. Effective July 1, 1999, the eleven remaining hotels that were acquired in connection with the acquisition of Kahler Realty Corporation in October of 1997 (the "Kahler Hotels") lost their cost consideration and are required to be valued based on their respective NOI. As a result of such change, the Company is not in compliance with the Leverage Covenant which, if not modified by September 1, 1999, will cause the Company to be in default under the Credit Facility. In addition, the Company's borrowing base at June 30, 1999 does not support the current level of outstanding borrowings under the Credit Facility and the Company cannot currently borrow any additional amounts under the Credit Facility. As a result, the Company will be required to re-margin the Credit Facility and repay approximately $4.9 million during the third quarter of 1999.

         The Company has entered into negotiations with the Credit Facility lenders for relief with respect to the Leverage Covenant. While no agreement has been executed, the Company has received a proposal from the co-agent banks under the Credit Facility to modify the terms of the Credit Facility to allow the Kahler Hotels to be valued at their cost basis for an additional two quarters, for a total of eight quarters. In exchange for such modification, the lenders will require a modification fee of approximately $1.0 million, an increase in the borrowing rate, limitations on expenditures for new acquisitions and renovations, maintenance of minimum liquidity and possibly other requirements and restrictions. Additionally, in the event the Merger does not close, the lenders will require the Company to secure the Credit Facility with the hotel properties and pay additional fees and further increase the borrowing rate.

         The Credit Facility term expires on July 1, 2000. During the first quarter of 1999, the Company requested a one-year extension of the term to July 1, 2001 which the lenders have denied. As a result, the Company is evaluating possible means of meeting near-term debt service requirements and improving liquidity through refinancing existing indebtedness, issuing additional equity securities and divesting certain hotel assets. The Company has also modified its capital expenditures and renovation programs. As previously discussed, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. However, the Company anticipates that the distributions already made during 1999 are sufficient to satisfy the federal income tax requirements with respect to distributions in order for the Company to continue to qualify as a REIT.

         No assurances can be made regarding the availability or terms of additional sources of capital for the Company in the future and no assurances can be given regarding the Company's ability to successfully refinance the maturity of existing indebtedness, including, without limitation, the Credit Facility. No assurances can be given regarding the Company's success in securing an amendment to the Credit Facility whereby an existing breach of the Leverage Covenant would be remedied. If the Merger does not close and the Company is unable to secure additional sources of financing in the future, is unable to successfully refinance existing indebtedness, or is unable to obtain amendments to the Credit Facility, no assurance can be made that the Company will be able to meet its financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or revisions of the Company's operations. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Company's financial condition and results of operations.

         During the six months ended June 30, 1999, the Company invested approximately $31.9 million renovating hotels. During this period there were ten hotels that were undergoing significant renovation activities. As previously discussed and in an effort to improve the Company's near-term liquidity, the Company has modified its capital expenditure and renovation programs such that future investments in hotels will be made to prevent or address guest satisfaction issues and to maintain the hotels in a competitive condition. The Company estimates it will invest an additional $19.1 million through the balance of 1999 to complete the renovation of those hotels currently under renovation and to maintain the competitive condition of the hotel portfolio.

         The Company has selectively developed luxury and upscale hotels in markets where management believes room demand and other competitive factors justify new construction. During the second quarter of 1999, the Company completed the acquisition of two newly built hotel properties, the 121-room Residence Inn by Marriott in San Diego and the 154-room Hilton Garden Inn in Sacramento, for a total of $28.0 million. Both hotels were acquired under the terms of definitive purchase agreements which were entered into during the fourth quarter of 1997 with third party developers. The acquisition of the two hotels was financed, in part, with proceeds from a $20.8 million promissory note dated May 27, 1999 that requires monthly interest only payments at either the Prime Rate plus .50% or LIBOR plus 2.0%, matures May 27, 2001 and is secured by the two hotel properties.

         On July 15, 1999, the Company opened the newly built Courtyard by Marriott in Lynwood, Washington, located approximately 15 miles north of downtown Seattle. The 164-room hotel includes a limited number of suites, as well as a restaurant, lobby lounge, pool, fitness room, business center and approximately 1,500 square feet of meeting space. The hotel was developed by the Company for a cost of $10.0 million and was financed in part with proceeds from a $7.7 million promissory note and Building Loan Agreement, both dated June 28, 1999. This financing is secured by a first deed of trust and requires monthly interest only payments at either the Prime Rate plus .25% or LIBOR plus 2.5% per year, but not less than 7% per year and matures June 28, 2000. The Company has the option to extend the maturity date for up to one year. During July 1999, approximately $4.2 million was disbursed to the Company under such building Loan Agreement.

         On May 11, 1999, the Company repaid a $6.1 million promissory note with proceeds from a $16.1 million promissory note dated May 7, 1999 that requires monthly interest only payments at LIBOR plus 2.25%, matures October 30, 1999 and is secured by certain hotel properties. Additionally, on May 17, 1999, the Company issued 277,513 shares of its common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides for the issuance of common stock at a price based on the twelve day trading period subsequent to acceptance and subject to certain thresholds and discounts as set by the Company. The issuance price of the shares sold was $9.08 per share, resulting in proceeds of approximately $2.5 million.

Funds From Operations ("FFO")

         Management believes that funds from operations ("FFO") is a useful measure of financial performance of an equity REIT, such as the Company. FFO (as defined in the footnote below) for the three and six months ended June 30, 1999 decreased by 12.5% and 9.3%, respectively, over the corresponding periods of 1998.

                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                           ---------------------------   ----------------------------

                                               1999           1998           1999            1998
                                           ------------   ------------   ------------    ------------
Net Income                                 $  1,099,000   $  6,274,000   $  5,371,000    $ 12,871,000

Add (subtract):
  Real estate related depreciation
     and amortization                        10,292,000      8,993,000     20,281,000      16,912,000
  Gain on disposition  of hotel property             --             --       (490,000)             --
  Minority interest                              31,000        324,000        243,000         675,000
  Transaction Costs                           2,222,000             --      2,222,000              --
                                           ------------   ------------   ------------    ------------

Funds from operations                      $ 13,644,000   $ 15,591,000   $ 27,627,000    $ 30,458,000
                                           ============   ============   ============    ============


Management and industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity REIT. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds From Operations in accordance with standards established by NAREIT, adjusted for minority interest and nonrecurring transaction costs, which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

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

The Lessee

         For a discussion of the Lessee's revenue operations and a comparison of the three and six months ended June 30, 1999 to 1998, see "Results of Operations" of the Company. Additionally, the Lessee has incurred significant losses from its inception in 1995. At June 30, 1999, the Lessee's stockholders' deficit amounted to $9.6 million. At June 30, 1999, the Lessee's rent payable to the Company amounted to $12.1 million. Also at June 30, 1999, the Lessee's current liabilities exceeded its current assets by $9.0 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

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

         The Lessee relies on information technology ("IT") systems and other systems and facilities such as PBX switches, elevators, heating, ventilation and air conditioning, security, fire and life safety and other environmental systems ("embedded systems") to conduct its business. Both the IT and the embedded systems are subject to the Year 2000 Issue which, if not remedied in time, could have an impact on the operations of the Lessee. The Lessee also may be exposed to risk from third parties with whom the Lessee interacts who fail to adequately address their own Year 2000 issues. Such third parties include franchisors, vendors, suppliers and significant customers.

         To mitigate and minimize the number and seriousness of any disruptions caused by the Year 2000 Issue, the Company and the Lessee have developed and adopted a Year 2000 Compliance Program (the "Compliance Program") which involves the following four phases: assessment, which includes development of an action plan and inventorying of hotel systems, remediation, testing and implementation. With the assistance of outside consultants, site surveys have been performed and all hotel systems have been identified and inventoried and include information such as the manufacturer or vendor who performed the installation or currently services or maintains each system. The Lessee has completed contacting these vendors to obtain certification relating to their Year 2000 compliance testing. In addition, all parties for building systems that service leased premises, or a facility within leased premises are located and are operated and controlled by or interact with a software program will be identified and contacted. It should be noted that due to the complexity of some of the systems, in many cases, the only way to determine the potential impact of the systems would be to verify the Year 2000 effect with the particular vendor. The assessment phase was completed in February 1999.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase - Hotel and Lessee Systems:

         Based on the results of the site assessments, the identified IT and embedded systems will be replaced or upgraded. The system upgrades will be prioritized according to their critical importance. Life safety systems and emergency services will take priority in accordance with the steps laid out in the Compliance Program. The various vendors associated with any system replacements or upgrades have been contacted to determine their readiness to deal with these system enhancements. Performance of certain testing by the vendors may be required in several cases to ensure Year 2000 compliance. Certain vendors, manufacturers, service personnel, consultants, contractors, lessees and lessors will be requested to prepare a letter certifying and warranting that all systems, utilities and services containing time and date-related coding and internal programs, shall continue without interruption beyond December 31, 1999. The implementation will be monitored and managed on a real-time basis to ensure a smooth upgrade of the systems. Completion of the implementation and testing phases for all significant systems was achieved in July 1999, with all remediated systems to be fully tested and implemented by September 30, 1999, with 100% completion targeted for October 31, 1999.

Nature and Level of Importance of Third Party Systems and Their Exposure to the Year 2000:

         The Lessee is in the process of surveying its vendors and service providers that are critical to the Lessee's business to determine whether they are Year 2000 compliant. The Lessee expects that these surveys will be completed by the end of the third quarter of 1999, but cannot guarantee that all vendors or service providers will respond to the survey, and therefore the Lessee may not be able to determine Year 2000 compliance of those vendors or service providers. By the end of the third quarter of 1999, the Lessee will determine the extent to which the Lessee will be able to replace those vendors not in compliance. There may be instances in which the Lessee will have no alternative but to remain with non-compliant vendors or service providers. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company and the Lessee. The effect of compliance by vendors is not determinable.

Cost of Addressing Year 2000 Issues:

         The Company estimates that total cost for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $1.0 million and will be funded by the Company through its operating cash flows. To date, the costs incurred to address the Year 2000 issue consist primarily of services provided by outside consultants for onsite system surveys and the replacement and upgrade of hardware and software and total $250,000. Of these costs, $163,000 related to consulting services was expensed by the Company in the first quarter of 1999, with the balance related to hardware and software purchases capitalized as of June 30, 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During the quarter ended June 30, 1999 and in connection with the acquisition of Sunstone, eight lawsuits were filed (five in Maryland and three in California). (See discussion of proposed acquisition in Part I, Item 2, "Liquidity and Capital Resources.") The causes of action alleged, parties sued, courts in which the lawsuits were filed and dates when the actions were instituted are as follows:

    o Augusto Belloco v. Sunstone Hotel Investors, Inc., Sunstone Hotel Investors, Inc., Robert A. Alter, Charles L. Biederman, H. Raymond Bingham, C. Robert Enever, Laurence S. Geller, Fredric H. Gould, David Lambert, Paul D. Kazilionis, Edward Sondker and Westbrook Partners, Baltimore City Circuit Court, Maryland, Case No. 24-C-99-001601 (breach of fiduciary duty); Complaint filed on April 7, 1999.

    o     Lee Brenin v. Sunstone Hotel Investors, Inc., Robert A. Alter, Charles
          L. Biederman, Paul Kazilionis, Fredric H. Gould, H. Raymond, Bingham, Laurence S. Geller, C. Robert Enever, David Lambert and Edward H. Sondker, Montgomery County Circuit Court, Maryland, Case No. 198629-V (breach of fiduciary duty); Complaint filed April 7, 1999.

    o Rongelap Resettlement Trust Fund v. Sunstone Hotel Investors, Inc., Robert A. Alter, Carles L. Biederman, R. Terrence Crowley, Sam Marshall, Edward H. Sondker, Laurence S. Geller, H. Raymond Bingham, Fredric H. Gould, David E. Lambert, C. Robert Enever, Paul D. Kazilionis, Westbrook Partners and Sunstone Hotel Properties, Inc., Montgomery County Circuit Court, Maryland, Case No. 198654-V (breach of fiduciary duty; misrepresentation); Complaint filed April 7, 1999.

    o Charles Branch v. Robert A. Alter, Fredric H. Gould, Paul D. Kazilionis, David Lambert, C. Robert Enever, Edward H. Sondker, Charles L. Biederman, H. Raymond Bingham, Laurence S. Geller and Sunstone Hotel Investors, Inc., Baltimore County Circuit Court, Maryland, Case No. 03-C-99-003422 (breach of fiduciary duty); Complaint filed on April 8, 1999.

    o Judith Muti v. Sunstone Hotel Investors, Inc., Robert A. Alter, Charles L. Biederman, H. Raymond Bingham, C. Robert Enever, Laurence
          S. Geller, Fredric H. Gould, David Lambert, Paul D. Kazilionis, Edward Sondker and Westbrook Partners, Baltimore City Circuit Court, Maryland, Case No. 24-C-99-001810 (breach of fiduciary duty); Complaint filed on April 21, 1999.

    o Tom Yuan v. Robert A. Alter, Fredric H. Gould, Paul Kazilionis, C. Robert Enever, Edward H. Sondker, David Lambert, Charles L. Biederman,
          H. Raymond Bingham, Laurence S. Geller, Westbrook Real Estate Fund I, LP, Westbrook Real Estate Co-Investment Partnership I, LP, SHP Acquisition, LLC, Sunstone Hotel Properties, Inc. and Sunstone Hotel Investors, Inc., Orange County Superior Court, California, Case No. CV 807886 (breach of fiduciary duty; misrepresentation); Complaint filed on April 8, 1999.

    o Edward Mittleman v. Sunstone Hotel Investors, Inc., Robert A. Alter, Charles L. Biederman, R. Terrence Crowley, Sam Marshall, Edward H. Sondker, Laurence S. Geller, H. Raymond Bingham, Fredric H. Gould, David E. Lambert, C. Robert Enever, Paul D. Kazilionis, Westbrook Partners, LLC, Sunston Hotel Properties, Inc., Orange County Superior Court, California, Case No. CV 808099 (breach of fiduciary duty; misrepresentation); Complaint filed on April 14, 1999.

    o William Buie and Anita Smith v. Sunstone Hotel Investors, Inc., SHP Acquisition, LLC, Robert A. Alter, Charles L. Biederman, H. Raymond Bingham, C. Robert Enever, M.A. Ferrucci, Laurence S. Geller, Frederic
          H. Gould, David E. Lambert, Edward H. Sondker and Paul Kazilonis, Orange County Superior Court, California, Case No. CV 808233 (breach of fiduciary duty; misrepresentation); Complaint filed on April 16, 1999.

         The factual basis alleged to underlie all eight lawsuits are essentially identical. Substantively, they assert that Robert A. Alter, Charles
L. Biederman and Paul Kazilionis, in conjunction with Westbrook Partners, LLC (and other purported Westbrook affiliated entities), SHP Acquisition and the Lessee, have offered an unfair buyout price for the outstanding shares of the Company. The other directors and officers sued are alleged to have breached their fiduciary duties by going along with or assisting the management group of SHP Acquisition in perpetrating this purported "scheme." Plaintiffs assert that defendants are in possession of material nonpublic information concerning the Company's financial condition and prospects, and that the proposed acquisition is designed to deny future benefits to members of the purported "class." Plaintiffs in each of these lawsuits purport to seek both injunctive relief and damages on behalf of the purported class based upon these allegations.

         Procedurally, plaintiffs' counsel have agreed to stay the Maryland actions pending a resolution of the California actions. The parties have agreed to consolidate the California actions under the first filed California case
(Yuan); a proposed consolidation order is being negotiated among the parties. The Company intends to defend the lawsuits vigorously. Among other things, the Company believes that it engaged in a process of evaluating SHP's bid that was fair and that satisfied the Company's and the Board's duties to the Company's shareholders, including, as part of that process, the evaluation of competing expressions of interest and offers from other interested or potentially interested third parties.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

LIQUIDITY

         Our hotels generate cash flow in the form of rent we receive from the Lessee, the entity that leases and operates our hotels. The Lessee's rent is tied to hotel operating performance and consists of base rent and rent that is a percentage of certain hotel revenues. In addition, historically we have had access to cash available from the Credit Facility with a maximum commitment of $350.0 million with the actual availability based on our assets and financial performance. We also have been able to raise cash by issuing equity securities in the public markets. We use these three sources of cash -- from hotel operations, from borrowings and from sales of stock -- to fund our acquisition of hotels, renovation of hotels, recurring capital expenditures, operating expenses and the payment of dividends to our shareholders. Our ability to access the Credit Facility has been restricted by our non-compliance with the Leverage Covenants under the Credit Facility as described in Liquidity and Capital Resources. Finally, because of the recent conditions in the capital markets, it is currently difficult for many companies, especially REITs, to raise capital by issuing debt or equity securities. No assurances can be made regarding the availability or terms of additional sources of capital for the Company in the future and no assurances can be given regarding the Company's success in securing an amendment to the Credit Facility whereby an existing breach of the Leverage Covenant would be remedied. If the Merger does not close and the Company is unable to secure additional sources of financing in the future, is unable to successfully refinance existing indebtedness, or is unable to obtain amendments to the Credit Facility, no assurance can be made that the Company will be able to meet its financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or revisions of the Company's and Lessee's operations. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Company's financial condition and results of operations.

TOTAL DEPENDENCE ON THE LESSEE AND PAYMENTS UNDER THE PERCENTAGE LEASES

         Because of our status as a REIT, we are prohibited from operating hotels and must lease them to the Lessee or other third parties. Our ability to pay dividends to our shareholders depends on our Lessee's ability to generate sufficient revenue to pay percentage rent required under the Percentage Leases. The Lessee was chosen because Messrs. Alter and Biederman, who own the Lessee, were involved in the management of certain hotels contributed as part of our initial public offering ("IPO") in 1995.

         The Lessee has incurred significant losses since its inception in 1995. At June 30, 1999, the Lessee's stockholders' deficit amounted to $9.6 million. At June 30, 1999, the Lessee's rent payable to the Company amounted to $12.1 million. Also at June 30, 1999, the Lessee's current liabilities exceeded its current assets by $9.0 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the

Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month-end. There can be no assurances, however, that the Lessee will continue to make its rent payments in a timely fashion.

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

RISKS RELATED TO DEVELOPMENT AND RENOVATION OF HOTELS

         Our growth strategy of acquiring hotels needing substantial renovation or redevelopment affecting the Company's results of operations and financial condition include the following:

    o We may continue to incur significant renovation and construction cost overruns and time delays due to:

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

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND CERTAIN OFFICERS AND DIRECTORS

         The relationship among Mr. Alter and Mr. Biederman, the Lessee, the Management Company and us creates several inherent conflicts of interest that may result in decisions being made by our management that are not in the best interests of our stockholders. The most significant conflicts of interest include the following:

    o As owners of SHP Acquisition LLC, Messrs. Alter and Biederman have several conflicts of interest arising from the Merger proposed with us including the following:

          o Mr. Alter, our President and Chief Executive Officer and the Chairman of our Board of Directors, will serve as chief executive officer of SHP Acquisition immediately after consummation of the Merger and, through his affiliates, will hold significant equity in SHP Acquisition and will be entitled to receive a disproportionate amount of the profits from SHP Acquisition after certain other members of SHP Acquisition have received a specified return on their investment;

          o Mr. Alter has entered into a five-year employment agreement with SHP Acquisition (to serve as its chief executive officer), which will provide for, among other things, an annual salary of $500,000 and a bonus of up to $920,000;

          o Mr. Biederman, the Vice Chairman of our Board of Directors, has entered into a five-year employment agreement with SHP Acquisition, which will provide for, among other things, an annual salary of $200,000 and a bonus of up to $80,000, will hold equity in SHP Acquisition through his affiliates and will be entitled to receive a disproportionate amount of the profits from SHP Acquisition after certain other members of SHP Acquisition have received a specified return on their investment;

          o In connection with the sale of Lessee and the Management Company to SHP Acquisition, which sale will be completed immediately prior to the Merger, Messrs. Alter and Biederman (or their affiliates) will receive, as the stockholders of the Lessee and the Management Company, in addition to the equity in SHP Acquisition referred to above, an aggregate amount of $8.45 million in cash (of which Mr. Alter will receive $3 million), and as well as the release of certain personal guarantees and indemnities and the termination of certain obligations to us;

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

         The revenues generated by the hotels we acquire are used to pay the debt service on the funds we borrow to fund these acquisitions. If the acquired hotels do not generate sufficient cash flow to fund debt service on the money borrowed to purchase those hotels, we will be required to service the debt with cash flows from other hotels which might adversely affect our cash available for other purposes, including distributions to our shareholders. Further, as discussed under Liquidity and Capital Resources, the failure of acquired hotels to generate sufficient net operating income may cause non-compliance with financial covenants in our Credit Facility.

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

THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS EXTERNAL GROWTH RATE

         Our growth strategy has been to acquire underperforming and undercapitalized hotels located in strong markets where we believe significant barriers to entry exist. We then seek to improve the hotels' financial performance by renovating, redeveloping, and repositioning the hotels and requiring the Lessee to implement a focused sales and marketing program. The current conditions in the equity and debt capital markets limit our ability to access new capital on favorable terms. Because of the reasons discussed under "Risk Factors Liquidity," we do not have access on acceptable terms to additional capital to fund acquisitions of additional hotels. Therefore, we do not currently anticipate acquiring any additional hotel assets for the remainder of 1999. Accordingly, we cannot assure you that our external growth rate will equal or exceed our recent historical external growth rate.

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

BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE

         Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. Further, in order to cure our non-compliance with the financial covenants in our Credit Facility, we may need to sell assets and use the proceeds to pay down the outstanding balance. This inability to quickly sell our assets on favorable terms could adversely affect our financial condition and ability to service debt and make distributions to our shareholders.

OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES

         We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, REIT shares may trade at prices that are higher or lower than the net asset value per share. In particular, if we reduce or suspend our distributions to stockholders, which we are doing pending closing of the Merger with SHP as evidenced by our failure to pay a dividend for the quarter ended June 30, 1999; the price of our shares may decline.

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

RISKS OF OPERATING UNDER FRANCHISE AGREEMENTS

         Of our 59 hotels, 57 are operated under franchise agreements with national franchisors. The Lessee is the franchisee and is responsible for complying with the franchise agreements. Under these arrangements, a franchisor provides marketing service and room reservations and certain other operating assistance, but requires the Lessee to pay significant fees as well as maintain the hotel in a certain condition. If the Lessee fails to maintain these required standards or we fail to make required capital expenditures (or to fund the Lessee's expenditures) then there may be a termination of the franchise agreement and possible liability for damages. If the Lessee were to lose a franchise on a particular hotel, it could have a material adverse effect upon the operation, financing or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. In addition, adverse publicity affecting a franchisor could reduce the revenues we receive from the hotels subject to such franchise. Any loss of revenues by the Lessee at a hotel because of loss of the franchise agreement would adversely effect the Lessee's ability to pay rent and could effect our ability to make distributions to our stockholders.

OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

         Our Articles of Incorporation limits consolidated indebtedness to 50% of our investment in hotel properties, at cost on a consolidated basis, after giving effect to our use of proceeds from the indebtedness. As of June 30, 1999, our ratio of debt to total investment in hotel properties and other real estate investments was approximately 45%. Our Credit Facility has further restrictions on the amount of Company indebtedness. The degree of leverage could have important consequences to our stockholders, including, effecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes including the payment of distributions and could make us more vulnerable to a downturn in business or the economy. Further, increases in our cost of borrowing will reduce the cash available to make distributions to our stockholders

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Report on Form 8-K:

          (1) Current report on Form 8-K dated April 8, 1999 with disclosure under Item 5 regarding an offer from SHP Acquisition, LLC, formed by Robert A. Alter, certain management personnel of Sunstone Hotel Properties, Inc. and Westbrook Funds III to acquire all of the outstanding shares of common stock of the Company for a price of $9.50 to $10.00 per share.

          (2) Current report on Form 8-K dated July 13, 1999 with disclosure under Item 5 regarding the Company and SHP Acquisition LLC and SHP Investors Sub, Inc. entering into an Agreement and Plan of Merger dated as of July 12, 1999 providing for the merger of the Buyer with and into the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 13, 1999.

                                        SUNSTONE HOTEL INVESTORS, INC.


                                        By:  /s/ Robert A. Alter
                                             -----------------------------------
                                             Robert A. Alter
                                             President, Secretary and
                                             Chairman of the Board of Directors

                                        By:  /s/ R. Terrence Crowley
                                             -----------------------------------
                                             R. Terrence Crowley
                                             Chief Operating Officer
                                             (Principal Financial and Accounting
                                             Officer)