Form 10-Q
period 1999-09-30
SUNSTONE HOTEL INVESTORS INC
filed 1999-11-15
CIK 930600

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

                               SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to __________________


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 10, 1999, there were 37,942,227 shares of Common Stock outstanding.

================================================================================

                         SUNSTONE HOTEL INVESTORS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS
                         PART I -- FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
ITEM 1. FINANCIAL STATEMENTS

SUNSTONE HOTEL INVESTORS, INC.

   Consolidated Balance Sheets as of September 30, 1999 and
       December 31, 1998.........................................................    3

   Consolidated Statements of Operations for the Three and Nine Months
       Ended September 30, 1999 and 1998.........................................    4

   Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1999 and 1998.........................................    5

   Notes to Consolidated Financial Statements....................................    6

SUNSTONE HOTEL PROPERTIES, INC. ("LESSEE")

   Consolidated Balance Sheets as of September 30, 1999 and
       December 31, 1998.........................................................   12

   Consolidated Statements of Operations for the Three and Nine Months
       Ended September 30, 1999 and 1998.........................................   13

   Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1999 and 1998.........................................   14

   Notes to Consolidated Financial Statements....................................   15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS......................................   19


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..............................................................   27

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS........................................................   28

ITEM 5. OTHER INFORMATION........................................................   28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................   37

SIGNATURES ......................................................................   38

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SUNSTONE HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,         December 31,
                                                                       1999                 1998
                                                                  -------------        -------------
                                                                   (Unaudited)
ASSETS:

Investments in hotel properties, net                              $ 874,288,000        $ 840,974,000
Other real estate investment properties, net                         20,450,000           17,027,000
Cash and cash equivalents                                             6,031,000              859,000
Restricted cash                                                       1,174,000            2,853,000
Rent receivable - Lessee                                             13,755,000            7,498,000
Other assets, net                                                     6,713,000            6,425,000
                                                                  -------------        -------------
                                                                  $ 922,411,000        $ 875,636,000
                                                                  =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Revolving line of credit                                          $ 300,100,000        $ 274,500,000
Notes payable                                                       143,997,000          104,969,000
Accounts payable and other accrued expenses                          11,815,000           18,921,000
Dividends payable to preferred stockholders                             498,000              503,000
                                                                  -------------        -------------
                                                                    456,410,000          398,893,000
                                                                  -------------        -------------

Commitments and contingencies (Note 6)

Minority interest                                                    24,089,000           25,493,000

Stockholders' equity:
7.9% Class A Cumulative Convertible Preferred Stock,
  $.01 par value, 10,000,000 authorized; 250,000 issued
  and outstanding as of September 30, 1999 and December 31,
  1998 (liquidation preference $100 per share aggregating
  $25,000,000)                                                            3,000                3,000
Common stock, $.01 par value, 150,000,000 authorized;
  37,942,227 and 37,572,263 issued and outstanding as of
  September 30, 1999 and December 31, 1998, respectively                380,000              376,000
Additional paid-in capital                                          483,363,000          479,848,000
Distributions in excess of earnings                                 (41,834,000)         (28,977,000)
                                                                  -------------        -------------
                                                                    441,912,000          451,250,000
                                                                  -------------        -------------
                                                                  $ 922,411,000        $ 875,636,000
                                                                  =============        =============

The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                              ----------------------------    -----------------------------
                                                                  1999           1998             1999             1998
                                                              ------------    ------------    ------------     ------------
REVENUES:

Lease revenue - Lessee                                        $ 29,086,000    $ 28,907,000    $ 78,984,000     $ 77,369,000
Interest and other income                                          251,000         135,000         609,000          275,000
                                                              ------------    ------------    ------------     ------------
                                                                29,337,000      29,042,000      79,593,000       77,644,000
                                                              ------------    ------------    ------------     ------------

EXPENSES:

Real estate related depreciation and amortization               10,897,000       9,326,000      31,178,000       26,238,000
Interest expense and amortization of financing costs             9,434,000       6,948,000      23,079,000       17,056,000
Real estate and personal property taxes and insurance            3,033,000       2,773,000       9,111,000        8,435,000
General and administrative                                         725,000       1,604,000       3,631,000        3,978,000
Transaction costs                                                  337,000              --       2,559,000               --
                                                              ------------    ------------    ------------     ------------
Total expenses                                                  24,426,000      20,651,000      69,558,000       55,707,000
                                                              ------------    ------------    ------------     ------------

Income before  gains/(losses)  on dispositions of hotel
    properties and minority interest                             4,911,000       8,391,000      10,035,000       21,937,000

Gain/(losses) on dispositions of hotel properties                       --      (3,574,000)        490,000       (3,574,000)
Minority interest                                                 (230,000)       (232,000)       (473,000)        (907,000)
                                                              ------------    ------------    ------------     ------------

NET INCOME                                                       4,681,000       4,585,000      10,052,000       17,456,000

Distributions on preferred shares                                 (493,000)       (498,000)     (1,472,000)      (1,477,000)
                                                              ------------    ------------    ------------     ------------


INCOME AVAILABLE TO COMMON
 STOCKHOLDERS                                                 $  4,188,000    $  4,087,000    $  8,580,000     $ 15,979,000
                                                              ============    ============    ============     ============
EARNINGS PER SHARE (Note 5)
    Basic                                                     $       0.11    $       0.11    $       0.23     $       0.43
                                                              ============    ============    ============     ============
    Diluted                                                   $       0.11    $       0.11    $       0.23     $       0.43
                                                              ============    ============    ============     ============
DIVIDENDS DECLARED PER SHARE                                            --    $      0.285    $       0.57     $      0.835
                                                              ============    ============    ============     ============


   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                   ----------------------------------
                                                                       1999                 1998
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  10,052,000        $  17,456,000

Adjustments to reconcile net income
  to net cash provided by operating activities:
    Minority interest                                                    473,000              907,000
    Depreciation and amortization                                     31,178,000           26,238,000
    Amortization of financing costs                                    1,945,000            1,648,000
    (Gain)/losses on dispositions of hotel properties                   (490,000)           3,574,000

    Changes in operating assets and liabilities:
      Rent receivable - Lessee                                        (6,257,000)          (6,858,000)
      Other assets, net                                                3,916,000              (82,000)
      Accounts payable and other accrued expenses                       (396,000)           4,441,000
                                                                   -------------        -------------
Net cash provided by operating activities                             40,421,000           47,324,000
                                                                   -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, improvements and additions to hotel properties         (78,470,000)        (201,004,000)
Acquisitions, improvements and additions to other
  real estate properties                                              (3,923,000)                  --
Proceeds from sale of hotel property                                   4,000,000           47,238,000
Restricted cash                                                        1,679,000             (515,000)
Payments received on notes receivable                                    145,000            5,510,000
                                                                   -------------        -------------
Net cash used in investing activities                                (76,569,000)        (148,771,000)
                                                                   -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                             2,756,000           69,854,000
Payment of deferred financing costs                                   (1,918,000)          (2,811,000)
Borrowings on revolving line of credit                                34,500,000          167,100,000
Principal payments on revolving line of credit                        (8,900,000)         (83,000,000)
Borrowings on notes payable                                           49,883,000                   --
Principal payments on notes payable                                  (10,855,000)         (17,133,000)
Distributions to common stockholders                                 (21,437,000)         (29,719,000)
Distributions to minority interests                                   (1,477,000)          (1,772,000)
Distributions to preferred stockholders                               (1,232,000)          (1,401,000)
                                                                   -------------        -------------
Net cash provided by financing activities                             41,320,000          101,118,000
                                                                   -------------        -------------

Net change in cash and cash equivalents                                5,172,000             (329,000)
Cash and cash equivalents, beginning of period                           859,000            3,584,000
                                                                   -------------        -------------
Cash and cash equivalents, end of period                           $   6,031,000        $   3,255,000
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

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION, RELATIONSHIP WITH LESSEE AND BASIS OF PRESENTATION

Organization:

        Sunstone Hotel Investors, Inc., a Maryland corporation (the "Company" or "Sunstone"), was formed in September 1994 and commenced operations as a real estate investment trust ("REIT") on August 15, 1995. At September 30, 1999, the Company had a 94.8% interest in Sunstone Hotel Investors, L.P. (the "Operating Partnership") which also commenced operations in August 1995. The Company conducts all of its business through and is the sole general partner of the Operating Partnership.

        At September 30, 1999, the Company's portfolio included 59 hotel properties, primarily located in the western United States, all of which are leased to Sunstone Hotel Properties, Inc. (the "Lessee") under operating leases (the "Percentage Leases") that provide for the payment of base and percentage rent. The Lessee is owned by Robert A. Alter, Chairman, Chief Executive Officer and President of the Company (80%), and Charles L. Biederman, Vice Chairman and Executive Vice President of the Company (20%). The Lessee has entered into a management agreement pursuant to which all of the hotels are managed by Sunstone Hotel Management, Inc. (the "Management Company"), of which Mr. Alter is the sole shareholder.

Relationship with Lessee:

        The Company must rely solely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its substantial rent obligation to the Company under the Percentage Leases. The Lessee has incurred significant losses from its inception in 1995. At September 30, 1999, the Lessee's stockholder's deficit amounted to $10.9 million. At September 30, 1999, the Lessee's rent payable to the Company amounted to $13.8 million. Also at September 30, 1999, the Lessee's current liabilities exceeded its current assets by $10.2 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end. The Company's management will continue to evaluate the financial condition of the Lessee and continue to evaluate other factors regarding the relationship between the Company and the Lessee.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for prior quarters of 1999. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION, RELATIONSHIP WITH LESSEE AND BASIS OF PRESENTATION (continued)

for the interim periods presented. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the collectibility of rent receivable, the recoverability of long-lived assets and the outcome of claims, litigation and other contingencies (see Notes 2 and 6); actual results could differ materially from those estimates in the near term.

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

        Upon the recommendation of the Special Committee of the Board of Directors of the Company and the approval of the Board of Directors, Sunstone entered into a merger agreement (the "Merger Agreement" or the "Merger") as of July 12, 1999 with SHP, an affiliate of Westbrook Partners LLC and certain members of Sunstone's senior management. Under the terms of the Merger Agreement each share of common stock of the Company will be exchanged for $10.35 in cash, subject to adjustments which management currently anticipates will increase the merger consideration to approximately $10.39 per share. The adjustments provide that common stockholders will be paid a proportionate share of $2.5 million, or approximately $0.06 per share. The Merger Agreement also provides for a possible decrease in the event certain transaction expenses, consent payments or other payments exceed amounts specified in the Merger Agreement. Management currently anticipates that these adjustments will result in a decrease of approximately $0.02 per share. The net result of all the adjustments is currently anticipated to increase the merger consideration by approximately $0.04 per share to approximately $10.39 per share. The actual amount of the adjustments will not be determined until shortly prior to the closing of the Merger. Minority interests in the Operating Partnership can elect to receive the same consideration per Unit or an equity interest in the acquiring entity.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The Merger Agreement is subject to the vote of the Company's common stockholders and minority interests. In October 1999, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission and mailed proxy materials to stockholders of records as of October 15, 1999. On November 17, 1999, the Company will hold a special meeting of stockholder to vote on the Merger. The Merger Agreement is also subject to certain other conditions, including the receipt of consents from certain major franchisors of Sunstone's hotels and the closing of SHP's financing. SHP has received a commitment for debt financing for the transaction, which is expected to close during the fourth quarter of 1999.

        As required by the Merger Agreement, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. In conjunction with the Merger, the Company has incurred and expensed $2.6 million in costs primarily for legal and accounting services through September 30, 1999. Significant additional transaction costs will be incurred by the Company if the Merger is consummated. Such significant additional transaction costs have not been accrued in the accompanying financial statements of the Company.

3. INVESTMENTS IN HOTEL PROPERTIES

        On July 15, 1999, the Company opened the newly built Courtyard by Marriott in Lynnwood, Washington, located approximately 15 miles north of downtown Seattle. The 164-room hotel includes a limited number of suites, as well as, a restaurant, lobby lounge, pool, fitness room, business center and approximately 1,500 square feet of meeting space. The hotel was developed by the Company for a cost of approximately $10.0 million and was financed in part with proceeds from a $7.7 million promissory note and Building Loan Agreement, both dated June 28, 1999. This financing is secured by a first deed of trust and requires monthly interest only payments at either the Prime Rate plus .25% or LIBOR plus 2.5% per year, but not less than 7% per year and matures June 28, 2000. The Company has the option to extend the maturity date for up to one year. As of September 30, 1999, $7.5 million was disbursed to the Company under such promissory note and Building Loan Agreement.

        During the third quarter of 1999, the Company also completed, or was in the process of completing, substantial renovations at seven of the hotel properties, and in connection with such renovations, the Company incurred costs of approximately $6.8 million.

4. REVOLVING LINE OF CREDIT

        At September 30, 1999, the Company had $300.1 million outstanding under its Credit Facility. Borrowing base and loan-to-value limits, as well as other financial performance covenants restrict the availability of borrowings under the Credit Facility and, as of September 30, 1999, the Company could not borrow any additional amounts. The Company's total liabilities as defined under the terms of the Credit Facility are restricted by a leverage covenant ("Leverage Covenant") which allows the Company to borrow funds when the lesser of (i) 50% of the cost basis of the hotels or (ii) 50% of the cost basis of hotels owned for no more than six full fiscal quarters plus a valuation based on the net operating income ("NOI") for hotels owned longer than six fiscal quarters exceeds the Company's total liabilities. Effective July 1, 1999, the eleven remaining hotels that were acquired in connection with the acquisition of Kahler Realty Corporation in October of 1997 (the "Kahler Hotels") were required to be valued based on their respective NOI. As a result of such change, the Company was not in compliance with the Leverage Covenant.

        On September 22, 1999, the Credit Facility was amended providing the Company relief with respect to the Leverage Covenant. This amendment allows the Kahler Hotels to be valued at their cost basis for an additional two quarters, for a total of eight quarters. In exchange for such modification, the lenders required a modification fee of $1.0 million, an increase in the borrowing rate to LIBOR plus 2.75%, effective July 1, 1999, limitations on expenditures for new acquisitions and renovations and maintenance of minimum liquidity. Additionally, in the event the Merger does not close,

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. REVOLVING LINE OF CREDIT (continued)

the lenders will require the Company to secure the Credit Facility with the hotel properties and pay additional fees and further increase the borrowing rate.

        The Credit Facility term expires on July 1, 2000. The Company requested a one-year extension of the term to July 1, 2001 which the lenders have denied. As a result, the Company is evaluating possible means of meeting near-term debt service requirements and improving liquidity through refinancing existing indebtedness, issuing additional equity securities and divesting certain hotel assets. The Company also has modified its capital expenditures and renovation programs. As previously discussed, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger (Note 2). However, the Company anticipates that the distributions already made during 1999 are sufficient to satisfy the federal income tax requirements with respect to distributions in order for the Company to continue to qualify as a REIT.

        No assurances can be made regarding the availability or terms of additional sources of capital for the Company in the future and no assurances can be given regarding the Company's ability to successfully refinance the maturity of existing indebtedness, including, without limitation, the Credit Facility. If the Merger does not close and the Company is unable to secure additional sources of financing in the future, or is unable to successfully refinance existing indebtedness, no assurance can be made that the Company will be able to meet its financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or revisions of the Company's operations. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Company's financial condition and results of operations.

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share.

                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                         September 30,
                                                   -------------------------------       -------------------------------
                                                       1999               1998              1999               1998
                                                   ------------       ------------       ------------       ------------
Numerator:
 Net income                                        $  4,681,000       $  4,585,000       $ 10,052,000       $ 17,456,000
 Distributions on preferred shares                     (493,000)          (498,000)        (1,472,000)        (1,477,000)
                                                   ------------       ------------       ------------       ------------

 Numerator for basic and diluted earnings
   per share:
    Income available to common stockholders
      after effect of dilutive securities          $  4,188,000       $  4,087,000       $  8,580,000       $ 15,979,000
                                                   ============       ============       ============       ============

Denominator:
 Denominator for basic earnings per share -
   weighted average shares outstanding               37,937,481         37,547,460         37,772,436         36,843,426

 Effect of dilutive securities:
    Stock options                                        24,761                 --             13,254            102,637
                                                   ------------       ------------       ------------       ------------

 Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                               37,962,242         37,547,460         37,785,690         36,946,063
                                                   ============       ============       ============       ============


Basic earnings per share                           $       0.11       $       0.11       $       0.23       $       0.43
                                                   ============       ============       ============       ============

Diluted earnings per share                         $       0.11       $       0.11       $       0.23       $       0.43
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

                         SUNSTONE HOTEL INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. COMMITMENTS AND CONTINGENCIES

        Eight substantially similar purported class actions have been filed concerning the Merger (Note 2). Five of these actions were filed in Maryland state court and the remaining three were filed in California state court. By agreement of the parties, the five Maryland state court actions have been stayed pending resolution of the three parallel actions pending in California state court. The parties have agreed to consolidate the California actions under the first case filed in California for all purposes, and a proposed consolidation is currently being negotiated among the parties. The plaintiffs therein have indicated that they intend to file a consolidated amended complaint shortly in the superior Court of the State of California, County of Orange.

        Each of the actions is brought on behalf of a purported class of all our stockholders other than the named defendants. The complaints, each of which was filed prior to execution of the Merger Agreement, allege that certain members of our Board, in conjunction with SHP Acquisition, have breached their fiduciary duties by negotiating a proposed acquisition of Sunstone for an unfair price. In addition to certain members of the Board of Directors, the complaints purport to allege claims against SHP Acquisition, Westbrook Fund I, Westbrook Co-Invest I and Lessee. Each of the complaints purports to seek injunctive relief and monetary damages. At the November 5, 1999 case evaluation conference in the three consolidated California cases, the lead plaintiffs' attorney advised the Court that they believed the price was fair and were not disputing the transaction. Plantiffs' attorneys informed the Court that the only remaining issue to be addressed is the attorney's fees, if any, to be paid to the plaintiffs' counsel.

        Management is unable to determine whether these lawsuits will have a material adverse effect on the Company's financial position or results of operations. The Company intends to defend the lawsuits vigorously. No amounts related to these lawsuits or contingent amounts related to the Merger have been accrued in the accompanying financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,      December 31,
                                                                     1999               1998
                                                                 -------------      ------------
                                                                 (Unaudited)
ASSETS:

Current assets
     Cash and cash equivalents                                   $  6,489,000       $  3,639,000
     Receivables, net of allowance for doubtful accounts
       of $1,313,000 and $388,000, respectively                    11,888,000         10,771,000
     Due from affiliates, net                                       3,179,000            164,000
     Inventories                                                    1,948,000          1,824,000
     Prepaid expenses and other current assets                      1,173,000            640,000
                                                                 ------------       ------------
                                                                   24,677,000         17,038,000

Management agreements, net                                            276,000            366,000
Property and equipment, net                                           179,000            154,000
Other assets                                                          411,000            420,000
                                                                 ------------       ------------

                                                                 $ 25,543,000       $ 17,978,000
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities
     Rent payable - Sunstone Hotel Investors, Inc.               $ 13,755,000       $  7,498,000
     Accounts payable                                               9,594,000          8,811,000
     Accrued payroll and employee benefits                          6,714,000          6,697,000
     Sales taxes payable                                            2,647,000          1,915,000
     Stockholder line of credit                                       650,000            650,000
     Other liabilities                                              1,490,000          1,295,000
                                                                 ------------       ------------
                                                                   34,850,000         26,866,000
Long-term liability
     Accrued pension liability                                      1,575,000          1,603,000
                                                                 ------------       ------------
                                                                   36,425,000         28,469,000
                                                                 ------------       ------------

Commitments and contingencies (Note 5)


Stockholders' deficit
     Common stock, no par value, 100,000 shares authorized;
        125 shares issued and outstanding                             498,000            498,000
     Accumulated deficit (Note 2)                                 (10,813,000)       (10,422,000)
     Accumulated other comprehensive loss                            (567,000)          (567,000)
                                                                 ------------       ------------
                                                                  (10,882,000)       (10,491,000)
                                                                 ------------       ------------
                                                                 $ 25,543,000       $ 17,978,000
                                                                 ============       ============

   The accompanying notes are an integral part of these financial statements.

\
                         SUNSTONE HOTEL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                     ---------------------------------      ---------------------------------
                                                          1999               1998               1999                1998
                                                     -------------       -------------      -------------       -------------
REVENUES:

Room                                                 $  60,035,000       $  58,535,000      $ 165,895,000       $ 158,285,000
Food and beverage                                        8,286,000          10,267,000         25,777,000          31,499,000
Other                                                    6,518,000           7,911,000         19,726,000          23,269,000
                                                     -------------       -------------      -------------       -------------

Total revenues                                          74,839,000          76,713,000        211,398,000         213,053,000
                                                     -------------       -------------      -------------       -------------

EXPENSES:

Room                                                    12,842,000          13,127,000         36,417,000          37,499,000
Food and beverage                                        6,538,000           8,516,000         20,188,000          26,442,000
Other                                                    4,303,000           4,884,000         12,092,000          13,774,000
Advertising and promotion                                5,854,000           5,606,000         16,922,000          15,504,000
Repairs and maintenance                                  2,863,000           3,008,000          7,969,000           8,589,000
Utilities                                                3,155,000           3,236,000          7,906,000           8,450,000
Franchise costs                                          3,331,000           2,136,000          7,556,000           5,393,000
Management and accounting fees to related party            326,000             329,000          2,031,000             937,000
Rent expense - Sunstone Hotel Investors, Inc.           29,086,000          28,907,000         78,984,000          77,369,000
General and administrative                               8,947,000           6,713,000         21,724,000          20,767,000
                                                     -------------       -------------      -------------       -------------
Total expenses                                          77,245,000          76,462,000        211,789,000         214,724,000
                                                     -------------       -------------      -------------       -------------
NET INCOME (LOSS)                                    $  (2,406,000)      $     251,000      $    (391,000)      $  (1,671,000)
                                                     =============       =============      =============       =============

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                               1999               1998
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (391,000)      $(1,671,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Gain on sale of sewage treatment plant                               --          (141,000)
Bad debt expense                                                925,000           310,000
Depreciation                                                     48,000            11,000
Amortization                                                     90,000           267,000
Changes in operating assets and liabilities:
  Receivables, net                                           (2,042,000)       (4,051,000)
  Due from affiliates, net                                   (3,015,000)          (42,000)
  Inventories                                                  (124,000)          190,000
  Prepaid expenses and other current assets                    (533,000)         (492,000)
  Other assets                                                    9,000                --
  Rent payable - Sunstone Hotel Investors, Inc.               6,257,000         6,858,000
  Accounts payable                                              783,000        (1,564,000)
  Customer deposits                                                  --          (182,000)
  Accrued payroll and employee benefits                          17,000          (286,000)
  Sales taxes payable                                           732,000           803,000
  Accrued pension liability                                     (28,000)          (20,000)
  Other liabilities                                             195,000          (520,000)
                                                            -----------       -----------

Net cash provided by (used in) operating activities           2,923,000          (530,000)
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                              (73,000)          (59,000)
Net proceeds from sale of sewage treatment plant                     --           525,000
Proceeds from Lessor upon execution of certain leases                --           816,000
                                                            -----------       -----------

Net cash provided by (used in) investing activities             (73,000)        1,282,000
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder line of credit                      1,450,000                --
Payments on stockholder line of credit                       (1,450,000)               --
                                                            -----------       -----------

Net cash from financing activities                                   --                --
                                                            -----------       -----------

Net change in cash and cash equivalents                       2,850,000           752,000

Cash and cash equivalents, beginning of period                3,639,000         4,352,000
                                                            -----------       -----------

Cash and cash equivalents, end of period                    $ 6,489,000       $ 5,104,000
                                                            ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

        Sunstone Hotel Properties, Inc. (the "Lessee") was incorporated in Colorado in October 1994 and commenced operations effective with the completion of an initial public stock offering by Sunstone Hotel Investors, Inc. (the "Lessor") on August 15, 1995. The Lessee leases hotel properties, which are primarily located in the western United States, from the Lessor pursuant to long-term leases (the "Percentage Leases"). The Lessee operates 100% of the hotel properties owned by the Lessor. The Lessee is owned by Robert A. Alter, Chairman and President of the Lessor (80%), and Charles L. Biederman, Director and Executive Vice President of the Lessor (20%). At September 30, 1999, the Lessee leased 59 hotel properties from the Lessor.

Basis of Presentation:

        The consolidated financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The interim consolidated financial statements of the Lessee have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Lessee believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Lessee's audited consolidated financial statements included in the Lessor's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for prior quarters of 1999. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

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

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. STOCKHOLDERS' DEFICIT

        During the three and nine months ended September 30, 1999, the Lessee had net losses of $2.4 million and $391,000, respectively. The Lessee has incurred significant losses from its inception in 1995. At September 30, 1999, the Lessee's stockholders' deficit amounted to $10.9 million. At September 30, 1999, the Lessee's rent payable to the Lessor amounted to $13.8 million. Also at September 30, 1999, the Lessee's current liabilities exceeded its current assets by $10.2 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Lessor is a result of the original terms under the Percentage Leases, for the payment of rent to the Lessor, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

3. PERCENTAGE LEASE AGREEMENTS

        At September 30, 1999, all rent payments due the Lessor are current. Under the terms of the Percentage Leases, base rent is payable to the Lessor in arrears and percentage rent is payable 45 days after the end of each respective month. As such and as of September 30, 1999, the $13.8 million due the Lessor consists of percentage rent for the months of August and September 1999 and base rent for the month of September 1999.

        Certain Percentage Leases, as amended, allow for the abatement of base rent related to rooms taken out of service during major renovations. The Lessor abated $0 and $391,000 of base rent during the three months and nine months ended September 30, 1999, respectively. No rent was abated during the three and nine month periods ended September 30, 1998.

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

        During the three months ended September 30, 1999, the Management Company agreed to abate management fees for the quarter ended September 30, 1999 which amounted to $1.2 million and to refund to the Lessee management fees totaling $900,000 that were already paid by the Lessee. The Management Company also agreed to abate and refund management fees totaling $1.1 million that were incurred and paid related to the three months ended June 30, 1999. Accordingly at September 30, 1999, the Lessee has recorded in due from affiliates $2.0 million in management fees that are to be refunded by the Management Company. After this abatement of management fees, the net management fees expense for the nine months ended September 30, 1999 totaled $1.1 million. During the three and nine months ended September 30, 1998, $1.2 million and $2.3 million, respectively, in management fees were abated by the Management Company.

        During the three and nine months ended September 30, 1999, $326,000 and $948,000 in accounting fees were incurred, respectively, and during the three and nine months ended September 30, 1998, $329,000 and $937,000 in accounting fees were incurred, respectively.

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

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. CERTAIN TRANSACTIONS WITH RELATED PARTIES (continued)

        Amounts due from affiliates includes (i) abated management fees to be refunded by the Management Company; (ii) reimbursements due from the Management Company for certain expenses paid by the Lessee on behalf of the Management Company; (iii) certain salaries and other expenses incurred by the Lessee and allocated to the Management Company; and (iv) reimbursements from the Lessor reduced by amounts due to the Lessor for net hotel operating assets assigned by the Lessor to the Lessee upon the execution of each Percentage Lease. Reimbursements of expenses from the Management Company, which are recorded as a reduction of the related general and administrative expenses, totaled $298,000 and $586,000, respectively, during the three and nine months ended September 30, 1999.

        At September 30, 1999, the Lessee had a $1.5 million line of credit with its primary stockholder. The line of credit bears interest at the prime rate plus 0.25%, is unsecured and has a maturity date of December 29, 1999. The line is to be used exclusively for general short-term working capital needs. In January 1999, an additional $800,000 was drawn on the stockholder line of credit by the Lessee for working capital needs. In February 1999, the Lessee paid down the line of credit by $650,000, plus related unpaid accrued interest. In June 1999, an additional $650,000 was drawn and $800,000 was paid down on the stockholder line of credit. Interest incurred on the line of credit during the three months and nine months ended September 30, 1999 totaled $5,000 and $36,000, respectively.

        On February 15, 1999, the Lessee began leasing office space from the Lessor when it moved its corporate facilities into a building owned by the Lessor.

5. COMMITMENTS AND CONTINGENCIES

        On April 5, 1999, the Lessor received a merger offer from SHP Acquisition, LLC ("SHP"), formed by Robert A. Alter, certain management personnel of the Lessee and Westbrook Funds III. Westbrook Partners LLC is a New York based real estate opportunity fund, an affiliate of the Lessee and a 9.6% stockholder in the Lessor, whose managing principal, Paul Kazilionis, is a director of the Lessor.

        Upon receiving the SHP merger offer, the Lessor formed the Special Committee of the Board of Directors, comprised of all the independent members of its Board of Directors, to study the proposal and consider the Lessor's alternatives. The Special Committee was advised by Goldman, Sachs & Co. and Altheimer & Gray.

        Upon the recommendation of the Special Committee of the Board of Directors of the Lessor and the approval of the Board of Directors, the Lessor entered into a merger agreement (the "Merger Agreement" or the "Merger") as of July 12, 1999 with SHP, an affiliate of Westbrook Partners LLC and certain members of the Lessor's senior management. Under the terms of the Merger Agreement each share of common stock of the Lessor will be exchanged for cash, as specified in the Merger Agreement.

        The Merger Agreement is subject to the vote of the Lessor's common stockholders and minority interests, as well as certain other conditions, including the receipt of consents from certain major franchisors of Lessor's hotels and the closing of SHP's financing. On November 17, 1999, the Lessor will hold a special meeting of its stockholders to vote on the Merger. SHP has received a commitment for debt financing for the transaction, which is expected to close during the fourth quarter of 1999.

        The Merger Agreement provides for a breakup fee and certain expenses to be paid to SHP in the event that the Lessor wishes to accept a superior proposal. Under such circumstances, the Lessor has the right to purchase all the shares of the Lessee and Management Company, for a total amount of $30.0 million in cash.

                         SUNSTONE HOTEL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES (continued)

        In connection with the Merger, eight lawsuits have been filed naming the Lessor, certain directors and officers of the Lessor and other parties including the Lessee and its shareholders as defendants. The factual basis alleged to underlie all eight lawsuits are essentially identical. Substantively, they assert that Robert A. Alter, Charles L. Biederman and Paul Kazilionis, in conjunction with Westbrook Partners, LLC (and other purported Westbrook affiliated entities), SHP Acquisition and the Lessee, have offered an unfair buyout price for the outstanding shares of the Lessor. Plaintiffs in each of these lawsuits purport to seek both injunctive relief and damages on behalf of the purported class based upon these allegations. Management is unable to determine whether these lawsuits will have a material adverse effect on the Lessee's financial position or results of operations. The Lessee intends to defend the actions vigorously. No amounts related to these lawsuits or the proposed Merger have been accrued in the accompanying financial statements.

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

GENERAL

        Sunstone Hotel Investors, Inc. (the "Company" or "Sunstone") is a self-administered, equity real estate investment trust ("REIT") that through its 94.8% ownership interest in Sunstone Hotel Investors, LP (the "Operating Partnership"), owns and leases luxury, upscale and mid-price hotels located primarily in the Pacific and Mountain regions of the western United States. The hotels operate primarily under national franchises that are among the most respected and widely recognized in the lodging industry, including brands affiliated with Marriott International, Inc., Bass Hotels and Resorts, Hilton Hotels Corporation and Promus Hotel Corporation. As of November 10, 1999, the Company's portfolio consisted of 59 hotels with a total of 10,525 rooms. The majority of the Company's hotel portfolio consists of luxury, upscale and mid-price full-service hotels and upscale extended-stay properties (approximately 78.0%) with the remainder of the Company's portfolio consisting of mid-price limited service properties.

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

        Upon the recommendation of the Special Committee of the Board of Directors of the Company and the approval of the Board of Directors, Sunstone entered into a merger agreement (the "Merger Agreement" or the "Merger") as of July 12, 1999 with SHP, an affiliate of Westbrook Partners LLC and certain members of Sunstone's senior management. Under the terms of the Merger Agreement each share of common stock of the Company will be exchanged for $10.35 in cash, subject to adjustments which management currently anticipates will increase the merger consideration to approximately $10.39 per share. The adjustments provide that common stockholders will be paid a proportionate share of $2.5 million, or approximately $0.06 per share. The Merger Agreement also provides for a possible decrease in the event certain transaction expenses, consent payments or other payments exceed amounts specified in the Merger Agreement. Management currently anticipates that these adjustments will result in a decrease of approximately $0.02 per share. The net result of all the adjustments is currently anticipated to increase the merger consideration by approximately $0.04 per share to approximately $10.39 per share. The actual amount of the adjustments will not be determined until shortly prior to the closing of the Merger. Minority interests in the Operating Partnership can elect to receive the same consideration per Unit or an equity interest in the acquiring entity.

        The Merger Agreement is subject to the vote of the Company's common stockholders and minority interests. In October 1999, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission and mailed proxy materials to stockholders of record as of October 15, 1999. On November 17, 1999, the Company will hold a special meeting of stockholders to vote on the Merger. The Merger Agreement is also subject to certain other conditions, including the receipt of consents from certain major franchisors of Sunstone's hotels and the closing of SHP's financing. SHP has received a commitment for debt financing for the transaction, which is expected to close during the fourth quarter of 1999.

        As required by the Merger Agreement, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 to 1998 and Nine Months Ended September 30, 1999 to 1998

        Revenues increased to $29.3 million for the three months ended September 30, 1999 from $29.0 million for the third quarter of 1998. For the nine months ended September 30, 1999, revenues increased to $79.6 million from $77.6 million for the corresponding period of 1998. The increase in revenues is primarily attributable to an increased inventory of renovated rooms available for occupancy during the three and nine months ended September 30, 1999 in comparison to the corresponding periods of 1998. The revenue increases achieved due to the completion of renovation activities were partially offset by the disposition of certain non-core hotels during 1998 and the first quarter of 1999. The Company owned fewer hotels during the three and nine months ended September 30, 1999 in comparison to the corresponding periods of 1998. Revenue per available room ("REVPAR") increases for continuously owned hotels also contributed to the revenue increases.

        On a same-unit-sales basis for the entire hotel portfolio, REVPAR increased 1.1% to $61.91 for the third quarter of 1999 from $61.25 for the third quarter of 1998. The 1.1% growth in REVPAR was driven by an increase in the average daily rate ("ADR") to $85.40 from $84.52.

        REVPAR for the non-renovation hotels increased by 2.5%. Non-renovation hotels include 48 of the Company's 59 hotels owned as of September 30, 1999 which were not under renovation in either the third quarter of 1998 or 1999. The 2.5% growth in REVPAR was driven by an increase in the ADR to $87.32 from $87.24 and an increase in occupancy to 75.6% from 73.9%.

        During the third quarter of 1999, certain of the Company's hotel markets were negatively impacted by new supply or decreased demand. Specifically, the Seattle and Pueblo hotel markets, as well as Arizona had significant new supply come on-line. Also, the Seattle hotel market continued to experience less than anticipated demand during the third quarter. On-going supply/demand imbalances in these markets may continue to negatively impact certain of the Company's hotels in the near-term.

        The following table summarizes average occupancy rate, ADR and REVPAR, on a same-unit-sales basis, for the Company's hotels owned during the three and nine months ended September 30, 1999 and 1998.

                             SUMMARY OPERATING DATA

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                               -----------------------    ----------------------
                                  1999          1998         1999         1998
                               ---------     ---------    ---------    ---------
SAME-UNIT-SALES ANALYSIS
ALL HOTELS(1):
Occupancy                           72.5%         72.5%        68.6%        67.9%
ADR                            $   85.40     $   84.52    $   85.66    $   83.56
REVPAR                         $   61.91     $   61.25    $   58.80    $   56.70
REVPAR growth                        1.1%                       3.7%

NON-RENOVATION HOTELS(1):
Occupancy                           75.6%         73.9%        71.3%        70.1%
ADR                            $   87.32     $   87.24    $   84.63    $   83.51
REVPAR                         $   66.05     $   64.46    $   60.36    $   58.54
REVPAR growth                        2.5%                       3.1%

RENOVATION HOTELS(2):
Occupancy                           62.9%         68.1%        62.7%        62.9%
ADR                            $   78.37     $   75.53    $   88.25    $   83.68
REVPAR                         $   49.29     $   51.47    $   55.34    $   52.60
REVPAR growth                       (4.2%)                      5.2%

--------------
(1) Excludes the Hampton Inn located in Arcadia, California which was sold during the first quarter of 1999.

(2) Includes seven hotels undergoing renovation in the third quarter of 1999 and four hotels undergoing renovation in the third quarter of 1998.

        Real estate related depreciation and amortization increased $1.6 million and $5.0 million for the three and nine months ended September 30, 1999, respectively, over the corresponding periods of 1998. These increases are consistent with the net increase in investments in hotel and other real estate properties. Also contributing to the increases is depreciation of renovations completed at the hotel properties during 1998 and the first half of 1999.

        Interest expense and amortization of financing costs increased $2.5 million to $9.4 million for the three months ended September 30, 1999 from $6.9 million for the corresponding quarter of 1998. For the nine months ended September 30, 1999, interest expense and amortization of financing costs increased $6.0 million to $23.1 million from $17.1 million for the corresponding period of 1998. These increases are attributable to higher average borrowings outstanding, increased borrowing rate, effective July 1, 1999, due to the amendment to the Credit Facility, and reduced interest capitalized related to hotels undergoing major renovations for the three and nine months ended September 30, 1999 in comparison to the corresponding periods of 1998.

        General and administrative expenses decreased to $725,000 for the three months ended September 30, 1999 from $1.6 million for the corresponding quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenses decreased to $3.6 million from $4.0 million for the corresponding period of 1998. The decreases are primarily attributable to due diligence costs incurred in the third quarter of 1998 and not incurred in the third quarter of 1999. During the third quarter of 1998, the Company incurred and expensed $553,000 of costs related to the termination of a significant hotel portfolio acquisition that was under consideration.

        As previously discussed, the Company has entered into a Merger Agreement to be acquired by SHP. In conjunction with this transaction, the Company has incurred and expensed $337,000 and $2.6 million for the three and nine months ended September 30, 1999, respectively. These costs were primarily for legal and accounting services.

        During the first quarter of 1999, the Company disposed of the 129-room Hampton Inn located in Arcadia, California, for $8.5 million and recognized a $490,000 gain.

        As a result of the above factors, income available to common stockholders increased to $4.2 million for the three months ended September 30, 1999 from $4.1 million for the third quarter of 1998, while diluted earnings per share remained at $0.11 per share. For the nine months ended September 30, 1999, income available to common stockholders decreased to $8.6 million from $16.0 million for the third quarter of 1998, while diluted earnings per share decreased to $0.23 from $0.43 per share.

Seasonality and Regional Focus

        The Company currently focuses its acquisition efforts principally on the Pacific and Mountain regions which collectively comprise the western United States. The geographic distribution of the hotels, which are located in eight states as of November 10, 1999, reflects the Company's belief that a certain amount of geographic distribution helps to insulate the Company's hotel portfolio from local market fluctuations and off-peak seasonal operations that are typical for the hotel industry. The Company has also sought to increase its geographic distribution by focusing on major metropolitan areas.

LIQUIDITY AND CAPITAL RESOURCES

        Distributions. As previously discussed, the Company has entered into a Merger Agreement to be acquired by SHP. As required by the Merger Agreement, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. Accordingly, the Company did not declare a dividend for the third quarter of 1999.

        Cash Flow Provided by Operating Activities. The Company's principal source of cash to fund operating expenses and distributions is cash flow provided by rent paid by the Lessee. For the nine months ended September 30, 1999, the Lessee failed to achieve the hotel revenues contemplated in the budget and subsequent forecasts provided to the Company. As a result, rent paid by the Lessee was less than anticipated. The Lessee's obligations under the Percentage Leases are largely unsecured and the Lessee's ability to make rent payments to the Company under the terms of the Percentage Leases are substantially dependent on the Lessee's ability to generate sufficient cash flow from the operations of the hotels. (See discussion of the Lessee's stockholders' deficit in the following section, "The Lessee").

        The Company is required under the Percentage Leases to make available to the Lessee for repair, replacement and refurbishment of furniture, fixtures and equipment an amount equal to 4% of room revenue per quarter on a cumulative basis. These funds are intended to maintain the hotels in a competitive condition. In the event the Merger does not close, the Company anticipates that cash flow from operations for the fourth quarter of 1999 will be insufficient to fund capital expenditures required under the Percentage Leases, operating expenses and distributions at the level prior to entering into the Merger Agreement. Accordingly, it may be necessary for the Company to defer or reduce the scope of capital expenditures, sell hotel properties or reduce distributions in the event the Merger does not close.

        Cash and cash equivalents as of September 30, 1999 were $6.0 million, as compared to $859,000 at December 31, 1998. Net cash provided by operating activities for the nine months ended September 30, 1999 was $40.4 million.

        Cash Flows from Investing and Financing Activities. During the nine months ended September 30, 1999, the Company invested $78.5 million in hotel properties and $3.9 million in other real estate investments. These investments were primarily funded with borrowings from the Company's $350.0 million unsecured revolving line of credit facility (the "Credit Facility") from its lenders (led by Bank One of Arizona, N.A., as the agent bank) and promissory notes secured by certain hotel properties.

        At September 30, 1999, the Company had $300.1 million outstanding under its Credit Facility. Borrowing base and loan-to-value limits, as well as other financial performance covenants restrict the availability of borrowings under the Credit Facility and, as of November 10, 1999, the Company cannot borrow any additional amounts. The Company's total liabilities as defined under the terms of the Credit Facility are restricted by a leverage covenant ("Leverage Covenant") which allows the Company to borrow funds when the lesser of (i) 50% of the cost basis of the hotels or (ii) 50% of the cost basis of hotels owned for no more than six full fiscal quarters plus a valuation based on the net operating income ("NOI") for hotels owned longer than six fiscal quarters exceeds the Company's total liabilities. Effective July 1, 1999, the eleven remaining hotels that were acquired in connection with the acquisition of Kahler Realty Corporation in October of 1997 (the "Kahler Hotels") were required to be valued based on their respective NOI. As a result of such change, the Company was not in compliance with the Leverage Covenant.

        On September 22, 1999, the Credit Facility was amended providing the Company relief with respect to the Leverage Covenant. The amendment allows the Kahler Hotels to be valued at their cost basis for an additional two quarters, for a total of eight quarters. In exchange for such modification, the lenders required a modification fee of $1.0 million, an increase in the borrowing rate to LIBOR plus 2.75%, effective July 1, 1999, limitations on expenditures for new acquisitions and renovations and maintenance of minimum liquidity. Additionally, in the event the Merger does not close, the lenders will require the Company to secure the Credit Facility with the hotel properties and pay additional fees and further increase the borrowing rate.

        The Credit Facility term expires on July 1, 2000. The Company requested a one-year extension of the term to July 1, 2001 which the lenders have denied. As a result, the Company is evaluating possible means of meeting near-term debt service requirements and improving liquidity through refinancing existing indebtedness, issuing additional equity securities and divesting certain hotel assets. The Company also has modified its capital expenditures and renovation programs. As previously discussed, the Company will not pay a distribution to stockholders or minority interests at any time prior to the closing of the Merger. However, the Company anticipates that the distributions already made during 1999 are sufficient to satisfy the federal income tax requirements with respect to distributions in order for the Company to continue to qualify as a REIT.

        No assurances can be made regarding the availability or terms of additional sources of capital for the Company in the future and no assurances can be given regarding the Company's ability to successfully refinance the maturity of existing indebtedness, including, without limitation, the Credit Facility. If the Merger does not close and the Company is unable to secure additional sources of financing in the future, or is unable to successfully refinance existing indebtedness, no assurance can be made that the Company will be able to meet its financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or revisions of the Company's operations. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Company's financial condition and results of operations.

        During the nine months ended September 30, 1999, the Company invested approximately $38.6 million renovating hotels. During this period there were twelve hotels that were undergoing significant renovation activities. As previously discussed and in an effort to improve the Company's near-term liquidity, the Company has modified its capital expenditure and renovation programs such that future investments in hotels will be made to prevent or address guest satisfaction issues and to maintain the hotels in a competitive condition. The Company estimates it will invest an additional $10.6 million during the fourth quarter of 1999 to complete the renovation of those hotels currently under renovation and to maintain the competitive condition of the hotel portfolio.

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

        On July 15, 1999, the Company opened the newly built Courtyard by Marriott in Lynwood, Washington, located approximately 15 miles north of downtown Seattle. The 164-room hotel includes a limited number of suites, as well as a restaurant, lobby lounge, pool, fitness room, business center and approximately 1,500 square feet of meeting space. The hotel was developed by the Company for a cost of $10.0 million and was financed in part with proceeds from a $7.7 million promissory note and Building Loan Agreement, both dated June 28, 1999. This financing is secured by a first deed of trust and requires monthly interest only payments at either the Prime Rate plus .25% or LIBOR plus 2.5% per year, but not less than 7% per year and matures June 28, 2000. The Company has the option to extend the maturity date for up to one year. As of September 30 1999, approximately $7.5 million was disbursed to the Company under such building Loan Agreement.

        On May 11, 1999, the Company repaid a $6.1 million promissory note with proceeds from a $16.1 million promissory note dated May 7, 1999 that requires monthly interest only payments at LIBOR plus 2.25%, and is secured by certain hotel properties. In the event the Merger does not close, the Company will seek to extend or refinance this note, which matured on October 30, 1999. Additionally, on May 17, 1999, the Company issued 277,513 shares of its common stock under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides for the issuance of common stock at a price based on the twelve day trading period subsequent to acceptance and subject to certain thresholds and discounts as set by the Company. The issuance price of the shares sold was $9.08 per share, resulting in proceeds of approximately $2.5 million.

Funds From Operations ("FFO")

        Management believes that funds from operations ("FFO") is a useful measure of financial performance of an equity REIT, such as the Company. FFO (as defined in the footnote below) for the three and nine months ended September 30, 1999 decreased by 8.9% and 9.1%, respectively, over the corresponding periods of 1998.

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                        ------------------------------      -------------------------------
                                            1999              1998              1999               1998
                                        ------------      ------------      ------------       ------------
Net Income                              $  4,681,000      $  4,585,000      $ 10,052,000       $ 17,456,000

Add (subtract):
  Real estate related depreciation
     and amortization                     10,897,000         9,326,000        31,178,000         26,238,000
  (Gain)/losses on dispositions
     of hotel properties                          --         3,574,000          (490,000)         3,574,000
  Minority interest                          230,000           232,000           473,000            907,000
  Transaction Costs                          337,000                --         2,559,000                 --
                                        ------------      ------------      ------------       ------------

Funds from operations                   $ 16,145,000      $ 17,717,000      $ 43,772,000       $ 48,175,000
                                        ============      ============      ============       ============

--------------------
Management and industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity REIT. The White Paper on Funds From Operations (the "FFO White Paper") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds From Operations in accordance with standards established by NAREIT, adjusted for minority interest and nonrecurring transaction costs, which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company's computation of FFO does not reflect the revisions made to the FFO White Paper in October 1999, which are effective beginning January 1, 2000.

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

The Lessee

         For a discussion of the Lessee's revenue operations and a comparison of the three and nine months ended September 30, 1999 to 1998, see "Results of Operations" of the Company. Additionally, the Lessee has incurred significant losses from its inception in 1995. At September 30, 1999, the Lessee's stockholders' deficit amounted to $10.9 million. At September 30, 1999, the Lessee's rent payable to the Company amounted to $13.8 million. Also at September 30, 1999, the Lessee's current liabilities exceeded its current assets by $10.2 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month end.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase - Hotel and Lessee Systems:

        Based on the results of the site assessments, the identified IT and embedded systems will be replaced or upgraded. The system upgrades will be prioritized according to their critical importance. Life safety systems and emergency services will take priority in accordance with the steps laid out in the Compliance Program. The various vendors associated with any system replacements or upgrades have been contacted to determine their readiness to deal with these system enhancements. Performance of certain testing by the vendors may be required in several cases to ensure Year 2000 compliance. Certain vendors, manufacturers, service personnel, consultants, contractors, lessees and lessors will be requested to prepare a letter certifying and warranting that all systems, utilities and services containing time and date-related coding and internal programs, shall continue without interruption beyond December 31, 1999. The implementation will be monitored and managed on a real-time basis to ensure a smooth upgrade of the systems. Completion of the implementation and testing phases for all significant systems was achieved in July 1999, and all remediated systems have been fully tested and evaluated as of November 10, 1999.

Nature and Level of Importance of Third Party Systems and Their Exposure to the Year 2000:

        The Lessee has completed surveying its vendors and service providers that are critical to the Lessee's business to determine whether they are Year 2000 compliant, and as of the end of the third quarter of 1999, the Lessee has determined the extent to which the Lessee will be able to replace those vendors not in compliance. There may be instances in which the Lessee will have no alternative but to remain with non-compliant vendors or service providers. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company and the Lessee. The effect of compliance by vendors is not determinable.

Cost of Addressing Year 2000 Issues:

        The Company estimates that total cost for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $1.0 million and will be funded by the Company through its operating cash flows. To date, the costs incurred to address the Year 2000 issue consist primarily of services provided by outside consultants for onsite system surveys and the replacement and upgrade of hardware and software and total $555,000. Of these costs, $163,000 related to consulting services was expensed by the Company in the first quarter of 1999, with the balance related to hardware and software purchases capitalized as of September 30, 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Eight substantially similar purported class actions have been filed concerning the proposed merger. (See discussion of proposed acquisition in Part I, Item 2, "Liquidity and Capital Resources.") Five of these actions were filed in Maryland state court and the remaining three were filed in California state court. By agreement of the parties, the five Maryland state court actions have been stayed pending resolution of the three parallel actions pending in California state court. The parties have agreed to consolidate the California actions under the first case filed in California for all purposes, and a proposed consolidation is currently being negotiated among the parties. The plaintiffs therein have indicated that they intend to file a consolidated amended complaint shortly in the superior Court of the State of California, County of Orange.

        The five suits that have been brought in Maryland are: (i) Belloco v. Sunstone Hotel Investors, Inc. et al., Baltimore County Circuit Court, Case No. 24-C-99-001601, (filed April 7, 1999); (ii) Brenin v. Sunstone Hotel Investors, Inc. et al., Montgomery County Circuit Court, Case No. 198629-V (filed April 7,
1999); (iii) Rongelap Resettlement Trust Fund v. Sunstone Hotel Investors, inc. et al., Montgomery County Circuit Court, Case No. 198654-V, filed (April 7,
1999); (iv) Branch v. Alter, et al., Baltimore County Circuit Court, Case No. 03-C-99-003422, (filed April 8, 1999); and (v) Multi v. Sunstone Hotel Investors, Inc., et al., Circuit Court of Baltimore City, (filed April 21,
1999).

        The three suits that have been brought in California are: (i) Yuan v. Alter et al., Orange County Superior Court, Case No. CV 807886 (filed April 8,
1999) (per letter from plaintiff's lawyer); (ii) Mittleman v. Sunstone Hotel Investors, Inc., et al., Orange County Superior Court, Case No. CV 808099 (summons issued April 14, 1999); and (iii) Buie and Smith v. Sunstone Hotel Investors, Inc., et al., Orange County Superior Court, Case No. 808233 (filed April 26, 1999).

        Each of the actions is brought on behalf of a purported class of all our stockholders other than the named defendants. The complaints, each of which was filed prior to execution of the Merger Agreement, allege that certain members of our Board, in conjunction with SHP Acquisition, have breached their fiduciary duties by negotiating a proposed acquisition of Sunstone for an unfair price. In addition to certain members of the Board of Directors, the complaints purport to allege claims against SHP Acquisition, Westbrook Fund I, Westbrook Co-Invest I and Lessee. Each of the complaints purports to seek injunctive relief and monetary damages. At the November 5, 1999 case evaluation conference in the three consolidated California cases, the lead plaintiffs' attorney advised the Court that they believed the price was fair and were not disputing the transaction. Plantiffs' attorneys informed the Court that the only remaining issue to be addressed is the attorneys fees, if any, to be paid to the plaintiffs' counsel. The Company intends to defend the lawsuits vigorously.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

LIQUIDITY

        Our hotels generate cash flow in the form of rent we receive from the Lessee, the entity that leases and operates our hotels. The Lessee's rent is tied to hotel operating performance and consists of base rent and rent that is a percentage of certain hotel revenues. In addition, historically we have had access to cash available from the Credit Facility with a maximum commitment of $350.0 million with the actual availability based on our assets and financial performance. We also have been able to raise cash by issuing equity securities in the public markets. We use these three sources of cash from hotel operations, from borrowings and from sales of stock -- to fund our acquisition of hotels, renovation of hotels, recurring capital expenditures, operating expenses and the payment of dividends to our shareholders. Our ability to access the Credit Facility has been restricted by the performance of our hotels and the Leverage Covenants under the Credit Facility as described in Liquidity and Capital Resources. Finally, because of the recent conditions in the capital markets, it is currently difficult for many companies, especially REITs, to raise capital by issuing debt or equity securities. No assurances can be made regarding the availability or terms of additional sources of capital for the Company in the future. If the Merger does not close and the Company is unable to secure additional sources of financing in the future or is unable to successfully refinance existing indebtedness, no assurance can be made that the Company will be able to meet its financial obligations as they come due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or revisions of the Company's and Lessee's operations. Additionally, no assurances can be given that the lack of future financing sources would not have a material adverse effect on the Company's financial condition and results of operations.

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

        The Lessee has incurred significant losses since its inception in 1995. At September 30, 1999, the Lessee's stockholders' deficit amounted to $10.2 million. At September 30, 1999, the Lessee's rent payable to the Company amounted to $13.8 million. Also at September 30, 1999, the Lessee's current liabilities exceeded its current assets by $10.9 million. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and monthly percentage rent to be paid within 45 days after the respective month-end. There can be no assurances, however, that the Lessee will continue to make its rent payments in a timely fashion.

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

THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS EXTERNAL GROWTH RATE

        Our growth strategy has been to acquire underperforming and undercapitalized hotels located in strong markets where we believe significant barriers to entry exist. We then seek to improve the hotels' financial performance by renovating, redeveloping, and repositioning the hotels and requiring the Lessee to implement a focused sales and marketing program. The current conditions in the equity and debt capital markets limit our ability to access new capital on favorable terms. Because of the reasons discussed under "Risk Factors - Liquidity," we do not have access on acceptable terms to additional capital to fund acquisitions of additional hotels. Therefore, we do not currently anticipate acquiring any additional hotel assets for the remainder of 1999. Accordingly, we cannot assure you that our external growth rate will equal or exceed our recent historical external growth rate.

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

OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES

        We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, REIT shares may trade at prices that are higher or lower than the net asset value per share. In particular, if we reduce or suspend our distributions to stockholders, which we are doing pending closing of the Merger with SHP as evidenced by our failure to pay a dividend for the quarter ended June 30, 1999 the price of our shares may decline.

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

OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

        Our Articles of Incorporation limits consolidated indebtedness to 50% of our investment in hotel properties, at cost on a consolidated basis, after giving effect to our use of proceeds from the indebtedness. As of September 30, 1999, our ratio of debt to total investment in hotel properties and other real estate investments was approximately 45%. Our Credit Facility has further restrictions on the amount of Company indebtedness. The degree of leverage could have important consequences to our stockholders, including, effecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes including the payment of distributions and could make us more vulnerable to a downturn in business or the economy. Further, increases in our cost of borrowing will reduce the cash available to make distributions to our stockholders

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27 - Financial Data  Schedule

        (b) Report on Form 8-K:

            (1) Current report on Form 8-K dated July 13, 1999 with disclosure under Items 5 and 7 regarding the Company entering into a merger agreement to be acquired by SHP Acquisition, LLC, certain management personnel of Sunstone Hotel Properties, Inc. and an affiliate of Westbrook Partners for $10.35 per share.

            (2) Current report on Form 8-K/A dated July 13, 1999 with disclosure under Item 7 incorporating certain exhibits.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 10, 1999.


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

                                 EXHIBIT INDEX


           EXHIBIT
           NUMBER                 DESCRIPTION
           -------                -----------

            27              Financial Data Schedule